Form 10QSB
period 1998-06-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 1998-08-14
CIK 1053736

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10 - QSB


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended                       Commission File Number 0-23705
June 30, 1998


                       Automotive Performance Group, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     86-0850090
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                    1207 N. Miller Road, Tempe, Arizona 85281
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 967-5990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      SAME
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]   No   [ ]


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 5,838,239 shares of Common Stock, par value $.0001 on August 12, 1998.

                          Part I. Financial Information

Item 1.          Financial Statements

               Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                                December 31,
                                                           June 30, 1998           1997
                                                           -------------        ------------
CURRENT ASSETS                                              (unaudited)
    Cash                                                   $  1,309,866         $  3,510,537
    Accounts receivable, net of allowance for
       doubtful accounts of $40,600 in 1998                     474,639              410,346
    Inventories                                                 991,880                   --
    Prepaid expenses and other                                    9,392              124,223
    Notes receivable                                          1,572,926            2,205,738
                                                           ------------         ------------

         Total current assets                                 4,358,703            6,250,844

PROPERTY, PLANT AND EQUIPMENT, net                            5,791,720            4,290,041

OTHER ASSETS                                                    603,501              726,616
                                                           ------------         ------------

                                                           $ 10,753,924         $ 11,267,501
                                                           ============         ============

                                  LIABILITIES

CURRENT LIABILITIES
    Line of credit                                         $    939,200         $         --
    Note payable to affiliate                                        --              287,907
    Current maturities of long-term obligations                 958,378            1,463,125
    Accounts payable                                          2,813,713            1,045,140
    Accrued liabilities                                         244,434              140,000
                                                           ------------         ------------

         Total current liabilities                            4,955,725            2,936,172

LONG-TERM OBLIGATIONS, less current maturities                1,284,578               81,570

RELATED PARTY NOTES PAYABLE                                          --           16,305,500

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock - authorized 13,000,000 shares
       of $.0001 par value; 500,000 issued and
       outstanding at June 30, 1998                                  50                   --
    Common stock - authorized, 130,000,000 shares
       of $.0001 par value; 5,838,239 and 2,121,692
       shares issued and outstanding, respectively                  584                  212
    Additional contributed capital                           34,238,933           14,656,620
    Cumulative translation adjustment                          (118,819)            (116,504)
    Accumulated deficit                                     (29,607,127)         (22,596,069)
                                                           ------------         ------------
                                                              4,513,621           (8,055,741)
                                                           ------------         ------------

                                                           $ 10,753,924         $ 11,267,501
                                                           ============         ============

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the three months ended                 For the six months ended
                                                               June 30,                                  June 30,
                                                  ---------------------------------         ---------------------------------
                                                      1998                 1997                 1998                 1997
                                                  ------------         ------------         ------------         ------------
Revenues                                          $  3,203,082         $  3,905,978         $  4,325,541         $  5,111,693

Expenses
    Direct expenses                                  2,308,858            1,440,804            4,792,204            2,792,695
    Selling, general and administrative              4,138,941            3,235,301            4,771,858            4,066,482
    Depreciation expense                               521,824              361,105            1,083,608            1,203,703
    Loss on investments in affiliates                  143,318                   --              146,016                   --
                                                  ------------         ------------         ------------         ------------
                                                     7,112,941            5,037,210           10,793,686            8,062,880
                                                  ------------         ------------         ------------         ------------

        Operating loss                              (3,909,859)          (1,131,232)          (6,468,145)          (2,951,187)

Other income (expense)
    Interest expense                                  (203,132)            (157,883)            (521,892)            (188,361)
    Interest income                                    (15,597)                  --               30,563                   --
                                                  ------------         ------------         ------------         ------------

        Loss from continuing operations
          before discontinued operations
          and extraordinary item                    (4,128,588)          (1,289,115)          (6,959,474)          (3,139,548)

Discontinued operations
    Loss from operations of discontinued
      venue and race sanctioning divisions            (143,369)          (1,741,752)            (345,247)          (1,846,752)
                                                  ------------         ------------         ------------         ------------

        Loss before extraordinary item              (4,271,957)          (3,030,867)          (7,304,721)          (4,986,300)

Extraordinary item
    Gain from extinguishment of debt                        --                   --              293,663                   --
                                                  ------------         ------------         ------------         ------------

        NET LOSS                                  $ (4,271,957)        $ (3,030,867)        $ (7,011,058)        $ (4,986,300)
                                                  ============         ============         ============         ============

Loss per common share
    Loss before discontinued operations
      one extraordinary item                      $       (.72)        $      (2.48)        $      (1.75)        $      (9.06)
    Discontinued operations                               (.02)               (3.35)                (.08)               (5.33)
    Extraordinary item                                      --                   --                  .07                   --
                                                  ------------         ------------         ------------         ------------

                                                  $       (.74)        $      (5.83)        $      (1.76)        $     (14.39)
                                                  ============         ============         ============         ============

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                        For the six months ended
                                                                                June 30,
                                                                   ---------------------------------
                                                                       1998                 1997
                                                                   ------------         ------------
Increase (Decrease) in Cash

Cash flows from operating activities

                  Net cash used in operating activities            $ (4,242,981)        $ (6,438,180)

Cash flows from investing activities
    Purchase of equipment                                               (81,756)          (2,125,514)
    Proceeds from disposition of equipment                              978,617                8,000
    Net investment in subsidiaries                                           --           (3,090,910)
                                                                   ------------         ------------

                  Net cash provided by (used in)
                     investing activities                               896,861           (5,208,424)

Cash flows from financing activities
    Payments on long-term obligations                                  (793,751)            (227,736)
    Proceeds from long-term obligations                                      --            3,843,866
    Conversion of preferred stock                                            --           (1,080,000)
    Proceeds from issuance of common stock                                   --            7,104,000
    Proceeds from issuance of preferred stock                         1,000,000                   --
    Capital contributions                                                    --              966,826
    Proceeds from related party notes payable, net                           --              691,760
    Borrowings under line of credit, net                                939,200                   --
                                                                   ------------         ------------

                  Net cash provided by financing activities           1,145,449           11,298,716
                                                                   ------------         ------------

Net decrease in cash                                                 (2,200,671)            (347,888)

Cash at beginning of period                                           3,510,537            1,007,008
                                                                   ------------         ------------

Cash at end of period                                              $  1,309,866         $    659,120
                                                                   ============         ============

Cash paid during the period for interest                           $    186,976         $    188,361
                                                                   ============         ============

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - FINANCIAL STATEMENTS

   The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.


NOTE 2 - INVENTORIES

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                       June 30, 1998
                                        (unaudited)   December 31, 1997
                                       -------------  -----------------
               Raw materials              $475,037        $     --
               Finished goods              516,843              --
                                          --------        --------

                                          $991,880        $     --
                                          ========        ========


NOTE 3 - LOSS PER COMMON SHARE

   Loss per share is based on the weighted average number of shares outstanding during each period. The weighted average number of common shares outstanding was 5,769,370 and 519,621 for the three months ended June 30, 1998 and 1997, respectively, and 3,973,977 and 346,522 for the six months ended June 30, 1998 and 1997, respectively. The computations for loss per share assuming dilution for the periods ended June 30, 1998 and 1997, respectively, were anti-dilutive; and therefore, are not included.


NOTE 4 - ACQUISITION

   Effective April 17, 1998 through a series of mergers, International Motor Sports Group, Inc. (IMSG) exchanged 108,930,887 shares of its common stock for an equal number of shares of Automotive Performance Group, Inc.'s (APGI and the Company) common stock and Klein Engines and Competition Components, Inc. (Klein) exchanged 7,833,902 shares of its common stock for an equal

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - ACQUISITION - Continued

   number of shares of APGI. These transactions resulted in IMSG being the accounting acquirer in the transaction. The acquisition has been accounted for under the purchase method of accounting.


NOTE 5 - CONVERSION OF RELATED PARTY NOTES PAYABLE

   Effective March 31, 1998, IMSG and its subsidiary, Team Scandia, Inc., converted unsecured demand notes payable to related parties into shares of IMSG's common stock. The demand notes of $15,938,000 plus imputed interest of $686,259 were converted into 66,497,036 shares of IMSG's common stock or 3,324,852 shares giving effect to the 20 to 1 reverse stock split. On March 30, 1998, the shareholders increased the number of authorized shares of common stock from 50,000,000 to 130,000,000 and the number of authorized shares of preferred stock from 5,145,000 to 13,000,000. The shareholders also approved a 20-for-1 reverse stock split effective April 17, 1998, the effective date of the business combination described in note 4. All per share losses and references to common stock, warrants and options have been retroactively restated to reflect the decreased number of common shares outstanding.


NOTE 6 - PREFERRED STOCK

   In June 1998, the Company issued 500,000 shares of Series A Preferred Stock at $2 per share to a related party in conjunction with a private placement of 1,650,000 preferred shares which are convertible to Common shares of the Company at a conversion rate of one share of Common stock for each share of Preferred stock.


NOTE 7 - YEAR 2000 COMPUTER SOFTWARE CONVERSION

   The Company regularly updates its information systems capabilities, and has evaluated all significant computer software applications for compatibility with the year 2000. With the system changes implemented to date and other planned changes, the Company anticipates that its computer software applications will be compatible with the year 2000. Expenditures specifically related to software modifications for year 2000 compatibility are not expected to have a material effect on the Company's operations or financial position. However, the Company is dependent on numerous vendors and customers which may incur disruptions as a result of year 2000 software issues. Accordingly, no assurance can be given that the Company's results of operations will not be impacted by this industry-wide issue.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This discussion summarizes the operating results and financial condition of the Company during the period ended June 30, 1998. This discussion should be read in conjunction with the financial statements contained elsewhere in this financial report.

         The Company has yet to report a profit. Losses were incurred as a result of the planned expenditures in its Team Scandia racing platform as well as increased marketing expenses for Royal Purple Motor Oil.

         The objective of Management is to profit from the synergistic benefits of offering a broad line of mutually supportive branded goods and services. The strategy Management plans is to continue to pursue its measured program of affiliation with and acquisition of high performance automotive related companies. The recent merger with Klein Engines and Competition Components is an example of the implementation of the above strategy. Klein Engines' reputation for producing high-quality, dependable and competitive racing engines and components dovetails well with the reputations earned by the Company's other enterprises. Klein's association with Team Scandia has already resulted in Klein receiving work from various Indy Car Racing teams, rebuilding and refreshing Aurora engines which is more profitable work than the bulk of engine work done by Klein in recent years. Klein intends to sell all of its real estate. As part of the mutual benefits enjoyed by both companies, the merger has brought to Klein Engines the capital resources that will enable it, among other things, to continue its development of core business lines.

         The interest of consumers and spectators in APG's offerings is expected by Management to continue to grow, inspiring more and more interest from team sponsors and high performance automotive related companies, both looking to strengthen their brand images through affiliation with the winners at APG and its enterprises.

         Team Scandia continues to refine and consolidate racing team activities. It has purchased a Taurus stock car to be driven by Jimmy Kite if appropriate sponsorship can be secured.

         The Company is in the process of developing a marketing plan to promote its high performance synthetic lubricant Royal Purple in the mass markets where it believes that the profit potential for the product is exceptional. The Company has an aggressive search underway for additional chemical product acquisitions as well as profitable brand licenses, which will add to its mix of companies that support high performance motor sports.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of 1998, the company closed on $1 million of a planned $3.3 million private placement of Series A Preferred stock priced at $2.00 per share. The company has spent over $1.3 million on inventory and advertising for Royal Purple Motor Oil during the second quarter.

         The company reduced the number of employees at Team Scandia from 40 persons in the first quarter of 1998 to 20 persons at the end of the second quarter. Klein Engines also reduced its staff from 25 persons in the first quarter to 13 persons at the end of the second quarter. However, this led to increased severance payments in the second quarter but will allow for smaller losses at each of the respective companies in the third and fourth quarters of 1998.

         The goal of APG management is to reduce the negative EBITDA at the company to below $3 million in the second half of 1998 versus the cash losses of $5.4 million on continuing operations in the first half of 1998.

         The company closed on an additional $1,560,000 of additional capital from the sale of Series A Preferred Stock on August 5, 1998. The remaining $740,000 will close on or about August 17, 1998. Plans for raising more equity capital are already under way which will enable the continued reduction in payables, increased advertising and marketing, as well as enabling further acquisitions of profitable brand licenses during 1998. The company is also attempting to secure a $2 million revolving line of credit to manage inventory and accounts receivable.

RESULTS OF OPERATIONS

         Results of operations for six months, ending June 30, 1998, resulted in Revenue of $4,356,104 and Net Losses of $7,011,058. Many of these losses occurred in Team Scandia and Klein Engines, which are planned to be reduced as a result from the changes discussed earlier. Royal Purple Motor Oil is expected to continue to lose money during the rest of 1998.

RACE TEAM OPERATIONS

         Team Scandia qualified two Royal Purple Motor Oil sponsored IRL cars for the Indy 500 in 1998. This aggressive program contributed substantially to the operating losses of the Company in the first half of 1998. At the present time, Team Scandia is only campaigning a top fuel dragster for Cristen Powell as well as maintaining the stock car program at Scandia Bodine Racing. A great deal of publicity was achieved with a corresponding increase in revenue at Royal Purple Motor Oil, which sponsored Jimmy Kite and Billy Roe in the Indy 500. During the rest of 1998, Jimmy Kite will participate in a number of racing events with minimal Team Scandia expenditures unless outside sponsorship can be generated.

         Race team asset sales have funded some of the company's losses during the second quarter of 1998. Further sale of these assets are intended to reduce Team Scandia payables as well as fund daily operating cash flow needs.

HIGH PERFORMANCE ENGINES / SPECIALTY ENGINE COMPONENTS

         During 1997, Klein Engines and Competition Components, Inc. incurred an extraordinarily high increase in operating expenses due to the acquisition of real estate, the introduction of new products, and additions to payroll associated with the Company's preparation to become a fully reporting public company. During the first half of 1998, the Company also incurred unusual non-recurring professional fees of approximately $100,000 associated with the pending merger and filing its Form-10, to become a full reporting company with the Securities and Exchange Commission. Payroll has now been reduced by approximately $20,000 per month and the pending sale of all real estate acquired in 1997 will reduce cash requirements by approximately $10,000 per month. Klein Engines is expected to reduce its payables upon the sale of all of its real estate assets. Klein Engines expects to reach a break-even position by year-end.

HIGH PERFORMANCE SYNTHETIC LUBRICANTS

         In 1997, the Company acquired worldwide, exclusive rights to market and retail a variety of high-performance synthetic lubricants developed by Royal Purple, Inc. These products have been received enthusiastically in retail markets as well as in the high performance motor racing arena. While the Company continues to believe that the products have great promise, they have yet to contribute to profitability and Royal Purple Motor Oil is expected to continue operating at a loss until the products achieve a significant market share. The next two years will see the company's cash flow dedicated to increased marketing and advertising to establish the Royal Purple brand worldwide.

PROPERTIES AND BRANDED PRODUCTS

         Cristen Powell and Jimmy Kite are showing great promise. They are very competitive on the racetrack and receive a great deal of press attention at each event. However, anticipated revenue from product licenses will take some time to develop. The leverage from this area is considerable when and if either driver wins a championship.

RISK AND UNCERTAINTIES

         Matters discussed herein contain forward-looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to changes in general economic conditions, including but not limited to the public's interest in racing, and shifts in leisure time pursuit preferences; changes in government regulations affecting racing, sponsors, customers, and/or the Company and/or its subsidiaries; risks generally involved in the high performance automotive business; competition; the ability of the Company to successfully exploit its properties, develop markets for products produced by its subsidiaries, control costs and inventories, and continue to satisfy its customers; the Company's ability to raise sufficient debt and equity capital to perfect business plans and to enable it to continue in existence; the occurrences of incidents which could subject the Company to liability or fines.

                           Part II. Other Information

ITEM 2.  --  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) In June 1998, the Company commenced a private placement of 1,650,000 shares of its Series A Preferred Stock at $2 per share convertible to common shares with registration rights. The Series A Preferred Stock is senior to common stock and has the rights and preferences relative to common stock set forth hereunder.

CONVERSION PROVISIONS

         The holder of a share of Series A Preferred Stock is entitled to convert such share into 1 share of Common Stock at any time subsequent to the close of the placement referred to in Item 5 hereunder, but not later than June 30, 1999.

         In the event holders of 51% of the Preferred Shares notify the Company of election to convert (which may include the shares purchased herein by an Affiliate), all holders of Preferred Shares will be notified and will be required to convert as well. In addition, unless previously converted to Common Stock at the option of the holder, Preferred Shares may be converted by the Company at any time if a merger acquisition or consolidation occurs to which the Company is a party; after June 30, 1999, or sooner at the sole option of the Company at such time as the Company shall have been listed on NASDAQ for a period of not less than three months, or have a net worth of not less than $10,000,000, or the Company shall have either a firm underwriting at $10,000,000 or more or shall have completed a "best efforts" underwriting of $10,000,000 or more.

         The conversion rates reflected above are subject to adjustment as appropriate in certain circumstances.

DIVIDEND PREFERENCE, LIQUIDATION RIGHTS

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock (unless subject to conversion or converted) will be entitled to a liquidation preference in the amount of $2.00 per share less cumulative dividends. In the event of a dividend, Preferred Shares (unless subject to conversion or converted) will be entitled to a ten percent preference (on a share to share not class to class basis), but not after cumulative dividends per Share of $2.00 have been received. The balance of the dividend will be shared pro rata on a share for share basis with common shares; thus, if all Preferred Shares are sold, (unless additional shares are sold at the option of the Company) 1,500,000 Shares, and no more Common Shares are sold, the Preferred Shareholders as a group would have a $3,000,000 preference on liquidation (less cumulative dividends) and would as a group share dividends with Common Shareholders on a ratio of 1,500,000 to 5,800,000 or approximately 20.5%. After Preferred Shares are converted at 1-1, they participate with other Common Shareholders in dividends or distributions pro rata, and there is no liquidation or dividend preference.

VOTING RIGHTS

         The holders of the Preferred Stock will be entitled to vote share for share with Common Shares. Thus, all Preferred Shareholders (until conversion) would vote approximately 12% of the shares relative to Common Shares if no additional Common Shares are sold.

REGISTRATION RIGHTS

         Registration rights may only be exercised by Holders of Preferred Shares if the majority of Preferred Shares request a conversion to Common Shares, and at the time of notification of conversion also request registration of Shares to be received in the conversion. In addition, in the event of a mandatory conversion by the Company, Holders of Preferred Shares will be given the opportunity for the majority thereof to request registration of the Shares to be received. The Company will use its best efforts to register all the Common shares to be received.

         To exercise the conversion and registration election, Preferred Shareholders must send their Shares to the Transfer Agent of the Company, together with the election for registration. Said shares will be held by the Transfer Agent until the Registration is effected. Preferred Shares will retain voting rights while the Registration is being effected, but will not be entitled to any other rights, such as dividends or preferences. Costs of registration will be borne by the Company. Preferred Shareholders may be required by the Company to execute documents required for the Registration.

(b)      see (a) above

(c) Effective June 30, 1998, the Company issued 500,000 shares of Preferred Stock for total consideration of $1,000,000 to affiliates of a director and officer. The Company relied upon the exemption provided by Rule 506 of Regulation D in connection with issuance of shares. The investors represented to the Company that they were accredited investors as defined in Rule 501 of Regulation D, that they were acquiring shares for investment intent and not with a view to distribution. Each investor represented that they were acquiring the securities for themselves and not for other persons and acknowledged that they had been advised in writing that the securities were not registered under the Securities Act and could not be resold unless registered under the Act or an exemption was available. The certificates representing the shares issued in connection with the Private Placement contained a legend setting forth restrictions on transferability and resale of the securities.


ITEM 5.  --  OTHER INFORMATION

         Effective June 30,1998, the Company commenced a private placement of 1,650,000 shares of its Series A Preferred Stock at $2 per share to accredited investors. As of June 30,1998, 500,000 shares had been sold to affiliates of a director and officer of the Company. On August 5, 1998 the Company sold an additional 780,000 shares to investors. As of August 12, 1998, the Company has received subscriptions for the additional 370,000 shares and plans to close escrow by August 17, 1998. Net proceeds to the Company are estimated to be $3,000,000 (after deduction of the Placement Agent Fee of $230,000 and other Offering Expenses estimated at $70,000). Proceeds received are proposed to be applied first to legal, accounting and printing costs estimated at $70,000, and after said expenses are satisfied, to other working capital uses.


ITEM 6.  --  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits to Part II

Exhibit  1               Placement Agreement
Exhibit  4               Certificate of Designation of Rights of Series A Preferred Shares of Automotive Performance
                         Group, Inc.
Exhibit 10               Loan Agreement - Royal Purple Motor Oil, Inc.
Exhibit 27               Financial Data Schedule

(b)      Reports on Form 8-K

The Company filed an Amended Current Report on Form 8-K dated July 1, 1998 containing amended information related to the Form 8-K dated May 5, 1998 announcing the merger of International Motor Sports Group, Inc. (IMSG) and Klein Engines and Competition Components, Inc. (Klein) into Automotive Performance Group, Inc.

The Company filed a Current Report on Form 8-K dated May 5, 1998 announcing the merger of International Motor Sports Group, Inc. with Klein Engines and Competition Components, Inc. into Automotive Performance Group, Inc. and containing the related merger agreement and unaudited pro forma financial information.

The Company filed a Current Report on Form 8-K dated May 5, 1998 announcing the Successor Issuer pursuant to the merger of IMSG and Klein into APGI.

The Company filed a Current Report on Form 8-K dated May 1, 1998 discussing management's description of the business with discussion and analysis of the Company post merger.


The items omitted are either inapplicable or are items to which the answer is negative.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AUTOMOTIVE PERFORMANCE GROUP, INC.

August 13, 1998                              /s/  ANDREW L. EVANS
                                             -----------------------------------
                                             Andrew L. Evans
                                             Chairman of the Board and President