Form 10QSB
period 1998-09-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 1998-11-13
CIK 1053736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

         For the quarterly period ended September 30, 1998

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-23705

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    86-0850090
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                    1207 N. MILLER ROAD, TEMPE, ARIZONA 85281
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 449-3125
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)



                ------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 10, 1998, the registrant had 5,879,046 outstanding shares of Common Stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ] No [X]

Part I. Financial Information

Item 1. Financial Statements

               Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                  September 30,
                                                                       1998
                                                                  ------------
Current Assets
       Cash                                                       $  1,018,043
       Accounts receivable, net of allowance for
            doubtful accounts of $40,600                               585,665
       Inventories                                                     718,595
       Prepaid expenses and other                                       98,098
       Notes receivable                                              1,573,000
                                                                  ------------

            Total current assets                                     3,993,401

Property, Plant and Equipment                                        4,149,201

Other Assets                                                           118,305
                                                                  ------------

                                                                  $  8,260,907
                                                                  ============

                                   LIABILITIES

Current Liabilities
       Line of Credit                                             $    939,200
       Current maturities of long-term obligations                     612,526
       Accounts payable                                              2,361,413
       Accrued liabilities                                             166,452
                                                                  ------------

            Total current liabilities                                4,079,591

Long-Term Obligations, less current maturities                       1,238,283

Stockholders' Equity (Deficit)
       Preferred stock - authorized 13,000,000 shares
            of $.0001 par value; 1,650,000 issued and
            outstanding                                                    166
       Common Stock - authorized 130,000,000 shares
            of $.0001 par value; 5,879,046 shares issued
            and outstanding                                                588
       Additional contributed capital                               36,255,504
       Cumulative translation adjustment                              (118,820)
       Accumulated deficit                                         (33,194,405)
                                                                  ------------
                                                                     2,943,033
                                                                  ------------
                                                                  $  8,260,907
                                                                  ============

              Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended               For the nine months ended
                                                                   September 30,                           September 30,
                                                        ---------------------------------         ---------------------------------
                                                            1998                 1997                 1998                 1997
                                                        ------------        ------------         ------------         ------------
Revenues                                                $  1,058,289        $  1,456,277         $  5,464,834         $  6,567,970

Expenses
      Direct expenses                                        307,703           2,223,616            4,450,544            5,016,311
      Selling, general and administrative                  1,334,483             589,910            3,613,283            3,008,585
      Salaries, payroll taxes and benefits                   658,006             187,751            2,089,555              865,698
      Professional expenses                                  694,322             612,544            2,013,331            1,582,404
      Depreciation and amortization                          522,512             790,099            1,606,120            1,993,802
      Inventory writedown                                    322,298                --                971,661                 --
      Loss on investments in affiliates                      100,355              44,498              246,371               44,498
                                                        ------------        ------------         ------------         ------------
                                                           3,939,679           4,448,418           14,990,865           12,511,298

            Operating loss                                (2,881,390)         (2,992,141)          (9,526,031)          (5,943,328)

Other income (expense)
      Interest expense                                       (69,428)           (196,979)            (591,320)            (385,340)
      Interest income                                          4,364               8,386               34,927                8,386
      Legal settlements                                     (339,875)               --               (344,875)                --
      Other expense                                         (300,949)               --               (119,453)                --
                                                        ------------        ------------         ------------         ------------
                                                            (705,888)           (188,593)          (1,020,721)            (376,954)

            Loss from continuing operations
                 before discontinued operations
                 and extraordinary item                   (3,587,278)         (3,180,734)         (10,546,752)          (6,320,282)

Discontinued operations
      Loss from operations of discontinued
            venue and race sanctioning divisions                  --          (2,695,664)            (345,247)          (4,542,416)
                                                        ------------        ------------         ------------         ------------

            Loss before extraordinary item                (3,587,278)         (5,876,398)         (10,891,999)         (10,862,698)

Extraordinary item
      Gain from extinguishment of debt                            --                --                293,663                 --
                                                        ------------        ------------         ------------         ------------
            NET LOSS                                    $ (3,587,278)       $ (5,876,398)        $(10,598,336)        $(10,862,698)
                                                        ============        ============         ============         ============

Loss per common share
      Loss before discontinued operations
            and extraordinary item                      $      (0.62)       $      (1.50)        $      (2.30)        $      (6.78)
      Discontinued operations                                   --                 (1.27)               (0.07)               (4.88)
      Extraordinary item                                        --                  --                   0.06                 --
                                                        ------------        ------------         ------------         ------------
                                                        $      (0.62)       $      (2.77)        $      (2.31)        $     (11.66)
                                                        ============        ============         ============         ============

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the nine months ended
                                                                              September 30,
                                                                      --------------------------------
                                                                          1998                 1997
                                                                      -----------         ------------
Increase (Decrease) in Cash

Cash flows from operating activities

           Net cash used in operating activities                      $(7,204,883)        $ (8,039,598)

Cash flows from investing activities:
      Purchase of property, plant and equipment                           (96,855)          (2,432,332)
      Proceeds from the disposal of equipment                           1,973,741               85,666
      Cash acquired in Klein acquisition                                  112,134                 --
      Decrease (increase) in notes receivable                              32,738           (1,159,050)
      Investment in affiliates                                                 --              (75,728)
                                                                      -----------         ------------

           Net cash provided by (used in) investing activities          2,021,758           (3,581,444)

Cash flows from financing activities:
      Borrowings on line of credit, net                                   998,054                 --
      Payments on long-term obligations                                (1,258,862)            (525,114)
      Proceeds from issuance of preferred stock                         2,951,439                 --
      Proceeds from long-term obligations                                    --                969,865
      Proceeds from notes payable, net                                       --              1,039,976
      Proceeds from affiliated party notes payable, net                      --              9,030,719
      Capital contributions to Team Scandia                                  --                968,824
                                                                      -----------         ------------

           Net cash provided by financing activities                    2,690,631           11,484,270

Effect of exchange rate on cash                                              --                (64,134)
                                                                      -----------         ------------
Net decrease in cash                                                   (2,492,494)            (200,906)

Cash at beginning of period                                             3,510,537            1,007,008
                                                                      -----------         ------------

Cash at end of period                                                 $ 1,018,043         $    806,102
                                                                      ===========         ============

Cash paid during the period for interest                              $   254,577         $    213,317
                                                                      ===========         ============

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

   In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the period indicated, have been included.

NOTE 2 - INVENTORIES

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at:

                                  September 30, 1998
                                     (unaudited)
                                    -------------
          Raw materials              $135,940
          Finished goods              582,655
                                     --------
                                     $718,595
                                     ========

NOTE 3 - LOSS PER COMMON SHARE

  In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

   Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The weighted average number of common shares outstanding was 5,841,906 and 2,120,911 for the three months ended September 30, 1998 and 1997, respectively, and 4,589,314 and 931,666 for the nine months ended September 30, 1998 and 1997, respectively. The computations for loss per share assuming dilution for the periods ended September 30, 1998 and 1997, were anti-dilutive; and therefore, are not included.


NOTE 4 - ACQUISITION

   Effective April 17, 1998 through a series of mergers, International Motor Sports Group, Inc. (IMSG) exchanged 108,930,887 shares of its common stock for an equal number of shares of Automotive Performance Group, Inc.'s (APGI and the Company) common stock and Klein Engines and Competition Components, Inc. (Klein) exchanged 7,833,902 shares of its common stock for an equal number of shares of APGI. These transactions resulted in IMSG being the accounting acquirer in the transaction. The acquisition has been accounted for under the purchase method of accounting.

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


NOTE 6 - PREFERRED STOCK

   In June 1998, the Company issued 500,000 shares of Series A Preferred Stock at $2 per share to a director and officer of the Company in conjunction with a private placement of 1,650,000 preferred shares which are convertible to Common shares of the Company at a conversion rate of one share of Common stock for each share of Preferred stock. In August 1998, the remaining 1,150,000 shares of preferred stock were placed with accredited investors.

NOTE 7 - CONTINGENCIES

   The Company is involved in certain claims arising in the normal course of business (see further discussion in Part II - Item 1). An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

   In November 1998, the Company entered into a loan agreement with a financial institution maturing in May 1999, whereby the Company will have available a $1,000,000 borrowing facility. Borrowings under this facility bear interest at 6.65%. A member of the Board of Directors guaranteed the debt. The proceeds from this line will be used for general corporate purposes and in the Company's acquisition activities.

   A $720,000 equipment loan that originally matured in October 1998 has been converted to a note payable due over 18 months. A member of the Board of Directors guaranteed this note. As consideration for these financial guarantees, 172,000 warrants to purchase common stock of the Company were issued at $.01 per share.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below.

   This Analysis should be read in conjunction with the consolidated financial statements and related notes contained herein.

OVERVIEW

   Automotive Performance Group, Inc. ("APG", "the Company") was formed to be the parent company for several high-performance automotive and specialty chemical related operating subsidiaries. The objective of the Company is to develop and successfully market a broad spectrum of integrated mutually supportive brands of products and services for the high-performance automotive and specialty chemicals industries.

Royal Purple Motor Oil ("Royal Purple")

   Royal Purple markets and retails exclusively a line of high performance synthetic lubricants under the "Royal Purple" brand name. These products have been received enthusiastically in retail markets as well as in the high performance motor racing arena.

   Royal Purple has established a relationship with NAPA Auto Parts whereby NAPA has become the primary retail outlet for the Royal Purple product line. Royal Purple sales through NAPA have increased significantly in 1998 as compared to 1997. Future increases are expected to require significantly increasing working capital to support inventory requirements and may strain our supplier's current production capacity.

   It is estimated that the total motor oil market is approximately $4 billion in the United States, of which $800 million is estimated to be synthetic sales. The synthetic oil market is believed to be dominated by two brands, Mobil and Castrol, which control approximately 52% and 42% of the market, respectively. Currently, Royal Purple controls less than 1% of the synthetic lubricant market.

Team Scandia

   Team Scandia has interests in racing teams that operate in major racing platforms in the United States. These racing teams are used as high-profile platforms to market the Royal Purple Motor Oil product line and obtain sponsorship from major corporations. Teams and team interests include a 50% ownership stake in Scandia Bodine Racing, LLC, a racing team that competes in the National Association for Stock Car Auto Racing ("NASCAR") Winston Cup series; a 50% ownership in Cristen Powell Enterprises, LLC, and in Jimmy Kite Enterprises, LLC, companies of a prominent National Hot Rod Association ("NHRA") drag racer and well-received Indianapolis Racing League ("IRL") driver, respectively.

   Team Scandia is an award winning motor sports race team that has competed in the IRL and NHRA Top Fuel series during the last two years. The support requirement to operate racing teams in the individual Championships is substantial.

   During 1998, Team Scandia received sponsorship from Reebok of approximately $1 million. At this time, it is not certain if Reebok will continue to sponsor Team Scandia in 1999. Although the Company is hopeful that sponsorship can be obtained, Team Scandia will not participate in racing events without such sponsorship. Team Scandia will continue to provide services to other teams.

Klein Engines and Competition Components, Inc. ("Klein Engines")

   Klein Engines manufactures high performance engines and components for use in the Indianapolis Racing League ("INDY"), American Sprint Car Series, and World of Outlaws sprint cars. The INDY engine market is dominated by Roush (controlling approximately 40% of the market share), Brayton, and Comptech (each controlling approximately 15% of the market). Klein Engines is one of the newest companies to manufacture and refurbish INDY racing engines, and currently controls less than 1% of the market.

   The high quality of Klein engines is one of the key elements for future sales growth. During 1998, one IRL team contracted with Klein Engines for engines and services. It is anticipated that at least one, and possibly two, additional IRL teams will contract with Klein Engines for the 1999 race season.

   Klein engines currently contracts to provide engines and or services to three Sprint teams.

D3 Design Works, Inc. ("D3")

   Located in Issaquah, Washington, D3 is a full service design agency that integrates cutting edge technology and professional marketing support into the overall design process. D3 primarily functions as an "in-house" agency, offering the following services to all of the Company's subsidiaries: design and production of marketing proposals and presentations; website design, maintenance and hosting; email configuration and hosting, and general technical communications support.

Results of Operations

   For the nine months ended September 30, 1998, the Company reported sales of $5.5 million and net losses of $10.6 million. Percentage of sales and net loss by subsidiary for this period are as follows:

                           Percentage of          Percentage of
  Subsidiary             Consolidated Sales         Net Loss
------------             ------------------         --------
Royal Purple                    21%                    21%
Team Scandia                    42%                    34%
Klein Engines                   36%                    19%
D3 Design Works                  1%                    --
APG / Corporate                 --                     26%
                               ---                    ---
                               100%                   100%
                               ===                    ===

   Professional expenses of approximately $2 million were incurred during the nine months ended September 30, 1998, as compared with professional expenses of $1.6 million during the same period in 1997. The 1998 professional expenses primarily related to legal and accounting fees for services rendered in connection with the filing of Form 10 (which allowed the company to become a fully reporting company with the SEC), subsequent Form 10-QSB and Form 8-Ks, merger and acquisition activities, outstanding litigation, and audit services performed for the Company and subsidiaries.

   For the nine months ended September 30, 1998 and 1997, the Company recorded a loss from discontinued operations for discontinued venue and race sanctioning divisions of $345,000 and $4.5 million, respectively.

   A $290,000 extraordinary gain was recorded in the nine months ended September 30, 1998. This gain represents forgiveness of a note payable to an affiliate of the Company. There was no such gain for the comparable period in 1997.

Team Scandia

   Team Scandia qualified two Royal Purple Motor Oil sponsored IRL cars for the Indy 500 in 1998. This aggressive program contributed substantially to the operating losses for 1998. Estimated costs associated with this effort were $3 million.

   Race team asset sales have funded a reduction in trade payables and equipment debt, and have contributed to the daily operating cash needs of Team Scandia. It is expected that additional asset sales will continue at the current rate at least during the fourth quarter of 1998.

   Headcount at Team Scandia has been reduced from 40 personnel at December 31, 1997, to 20 at September 30, 1998. Further headcount reductions are anticipated during the fourth quarter. Optimal headcount for Team Scandia is anticipated to be 12.

Klein Engines

   During the first nine months in 1998, Klein Engines evaluated the profitability of its product lines. As a result of this evaluation, the Company has focused its manufacturing efforts on IRL and Outlaw Sprint Cars, and inventory write downs of approximately $1 million were realized as inventory for other engine product lines became obsolete.

   Headcount reduction from 25 at December 31, 1997 to 10 at September 30, 1998, resulted in higher severance costs during 1998, but will contribute to future profitability.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's ability to mobilize cash, or liquidity, comes from a number of sources both internally, primarily asset sales and capital lease financing, and externally, through private placement of preferred stock and financing agreements with lending institutions.

   The Company experienced negative cash flow from operations of $7.2 million for the nine months ended September 30, 1998, compared with $8 million used in operating activities for the same period in 1997. The 1998 negative cash flow resulted primarily from the net loss for the period, partially offset by non cash depreciation, amortization, losses from affiliates, and write down of impaired goodwill. Additionally, accounts payable increased approximately $700,000.

   Capital expenditures during the nine months ended September 30, 1998, were approximately $100,000. During the fourth quarter of 1998, new accounting software and a network server will be purchased and installed. Capital expenditures relating to this project are expected to be approximately $70,000. No further material capital expenditures are expected.

   The Company anticipates that its computer software applications will be compatible with the year 2000. The Company is dependent, however, on numerous vendors and customers, which may incur disruptions as a result of year 2000 software issues. No assurance can be given that the Company's results of operations will not be impacted by this industry wide issue.

   Team Scandia and Klein Engines have not been able to make timely payments to their trade and other creditors from time to time. As of September 30, 1998, Team Scandia and Klein Engines had past due payables of approximately $930,000 and $515,000, respectively. The company is currently seeking sources of working capital financing sufficient to fund delinquent balances and meet ongoing trade obligations (including asset sales and private placements, as discussed below).

   During the nine months ended September 30, 1998, approximately $2 million in assets have been sold to meet operating needs of the Company, at a gain of approximately $90,000. These asset sales have been primarily accomplished in Team Scandia and Klein Engines. Team Scandia sold racing assets with a $925,000 net book value, and realized a gain of $275,000. Klein Engines sold property with a net book value of $820,000, and realized a loss of $180,000. The Company is currently evaluating the sale and leaseback of the remaining real property held by Klein Engines. Net book value at September 30, 1998 for this real property was approximately $1.8 million.

   In May 1998, the Company obtained two $500,000 credit facilities, which are guaranteed by a member of the Board of Directors. As of September 30, 1998, there was $60,000 remaining credit available on these facilities. One of the $500,000 credit facilities matured on October 30, 1998. The Company is currently in negotiations with the bank to extend the facility due date; however, the bank could demand payment on the facility.

   In November 1998, the Company obtained a $1 million revolving credit facility, which is guaranteed by a member of the Board of Directors. The proceeds from this line will be used in the Company's acquisition activities, and for general corporate purposes. Additionally, the same party guaranteed a $720,000 equipment loan, which originally matured in October 1998. The balance is to be paid in 18 monthly installments.

   During the third quarter of 1998, the Company completed a $3.3 million private placement of Series A Preferred stock priced at $2.00 per share. The offering commenced in the second quarter of 1998, and $1 million was received prior to June 30, 1998. The net proceeds to the Company of approximately $3 million were used primarily for operations, Royal Purple inventory purchases, settlement of Klein Engines and Team Scandia accounts payable, outstanding debt reduction, and legal settlements.

   The Company is currently marketing a second private placement of Series A Preferred Stock, which is priced at $2.50 per share. The net proceeds from the sale of the 4,000,000 shares are estimated to be approximately $8.9 million. The Company expects to use the net proceeds of the offering for working capital, to finance the growth in sales of Royal Purple, general corporate purposes, as well as for future acquisitions. The Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold until registered under the Securities Act, or unless sold under an exemption from registration requirements.

POTENTIAL MERGERS AND ACQUISITIONS

   Subsequent to September 30, 1998, the Company has entered into letters of intent to acquire the following companies: Advanced Chemistry & Technology, Inc., Products for People, Inc., The Wax Shop, Inc., Boyd's Wheels, Inc., Hot Rods by Boyd, and Westland Associates, Inc. These companies fall within the Company's acquisition strategy, which is focused on four market areas: specialty chemicals, lubricants, car care products, and automotive image products.

   The letters of intent are non-binding and there can be no assurance that the Company will enter definitive agreements with the aforementioned parties or that any of these potential acquisitions will ultimately be consummated.

RELATED PARTY TRANSACTIONS

   Significant related party transactions have been eliminated in consolidation. Additionally, certain property leased by the Company for $20,000 per month is owned by a member of the Board of Directors. The lease for this facility expires in December 1998. It is uncertain at this time if the lease will be renewed.

   As discussed above, a member of the Board of Directors has provided certain financial guarantees for the Company. As consideration for these financial guarantees, 272,000 warrants to purchase common stock of the Company were issued at $.01 per share.

SEASONALITY

   Many of the Company's products are tied to the racing industry. The season for the racing circuits primarily runs from January through October. Revenues realized in the first, second, and third quarters tend to be higher than revenues in the fourth quarter.


FORWARD-LOOKING STATEMENTS

Matters discussed herein contain forward-looking statements. The Company's actual results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to, changes in the public's interest in racing, and shifts in leisure time pursuit preferences; changes in government regulations affecting racing, sponsors, customers, the Company, or its subsidiaries; risks generally involved in the high performance automotive business including, but not limited to, product liability risk as a result of high performance engines and certain specialty chemicals which are intended to improve automotive performance, sometimes in extreme or severe conditions; the ability of the Company to continue to produce quality products at competitive prices in markets which are historically intensely competitive; the ability of the Company's supplier of Royal Purple Motor Oil to continue to meet increasing demand; the ability of the Company to attract new teams to contract with Klein Engines; the Company's ability to obtain sponsorship for Team Scandia; the Company's ability to raise sufficient debt and equity capital to meet increased operating and acquisition requirements; the Company's ability to recruit and retain key personnel; unfavorable results in litigation which the Company is currently involved in, or may become subject to; the ability to effectively integrate the personnel and operations of acquired companies; compliance with hazardous waste disposal regulations and standards; and the Company's history of operating losses and limited operating history.

Part II. Other Information

ITEM 1.  -- LEGAL PROCEEDINGS

The Company or its subsidiaries is engaged in various litigations, none of which are believed by Management to involve claims for damages against the Company or its subsidiaries of more than 10% of the Company's assets. IMSG is engaged in arbitration with Brett Bodine and Scandia Bodine with respect to control of that entity and management procedures by Mr. Bodine. The various other lawsuits, either as plaintiff or defendant, involving alleged breaches of contract relate primarily to sponsorship agreements and race car drivers associated with Team Scandia; certain drivers have alleged breach of employment contract, additional prize money earned and sought punitive damages. Management is vigorously defending these actions and has not made any contingency allowance for an unfavorable outcome.

ITEM 2.  -- CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) In August 1998, the Company completed a private placement of 1,650,000 shares of its Series A Preferred Stock at $2 per share convertible to common shares with registration rights. The Series A Preferred Stock is senior to common stock and has the rights and preferences relative to common stock set forth hereunder.

CONVERSION PROVISIONS

         The holder of a share of Series A Preferred Stock is entitled to convert such share into 1 share of Common Stock at any time subsequent to the close of the placement referred to in Item 5 hereunder, but not later than June 30, 1999.

         During the third quarter of 1998, holders of greater than 51% of the 1,650,000 Series A Preferred Shares notified the Company of their election to have the Preferred shares converted into registered common shares. The Company has begun this process.

DIVIDEND PREFERENCE, LIQUIDATION RIGHTS

         In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock (unless subject to conversion or converted) will be entitled to a liquidation preference in the amount of $2.00 per share less cumulative dividends. In the event of a dividend, Preferred Shares (unless subject to conversion or converted) will be entitled to a ten percent preference (on a share to share not class to class basis), but not after cumulative dividends per Share of $2.00 have been received. The balance of the dividend will be shared pro rata on a share for share basis with common shares; thus, if all Preferred Shares are sold, (unless additional shares are sold at the option of the Company) 1,650,000 Shares, and no more Common Shares are sold, the Preferred Shareholders as a group would have a $3,300,000 preference on liquidation (less cumulative dividends) and would as a group share dividends with Common Shareholders on a ratio of 1,650,000 to 5,880,000 or approximately 28%. After Preferred Shares are converted at 1-1, they participate with other Common Shareholders in dividends or distributions pro rata, and there is no liquidation or dividend preference.

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

(b) see (a) above

(c) Effective June 30, 1998, the Company issued 500,000 shares of Preferred Stock for total consideration of $1,000,000 to a director and officer. Effective August 31, 1998, the Company issued 1,150,000 shares of Preferred Stock for total consideration of $2,300,000 to accredited investors. The Company relied upon the exemption provided by Rule 506 of Regulation D in connection with issuance of shares. The investors represented to the Company that they were accredited investors as defined in Rule 501 of Regulation D, that they were acquiring shares for investment intent and not with a view to distribution. Each investor represented that they were acquiring the securities for themselves and not for other persons and acknowledged that they had been advised in writing that the securities were not registered under the Securities Act and could not be resold unless registered under the Act or an exemption was available. The certificates representing the shares issued in connection with the Private Placement contained a legend setting forth restrictions on transferability and resale of the securities.

ITEM 5.  -- OTHER INFORMATION

   In August 1998, the Company completed a private placement of 1,650,000 shares of its Series A Preferred Stock at $2 per share to accredited investors, including a director/officer of the Company.

   Effective November 2, 1998, the Company commenced a private placement of 4,000,000 shares of Series A Preferred Stock at $2.50 per share to accredited investors. The terms of the offering are consistent with the private placement completed in August 1998. The estimated net proceeds to the Company are approximately $8.9 million. Proceeds received are proposed to be applied to legal, accounting, and printing costs associated with the offering, working capital, financing the growth in sales of Royal Purple, general corporate purposes, and future acquisitions. The Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold until registered under the Securities Act, or unless sold under an exemption from registration requirements.

   Subsequent to September 30, 1998, the Company has entered into letters of intent to acquire the following companies: Advanced Chemistry & Technology, Inc., Products for People, Inc., The Wax Shop, Inc., Boyd's Wheels, Inc., Hot Rods by Boyd, and Westland Associates, Inc. These companies fall within the Company's acquisition strategy, which is focused on four market areas: specialty chemicals, lubricants, car care products, and automotive image products.

   The letters of intent are non-binding and there can be no assurance that the Company will enter definitive agreements with the aforementioned parties or that any of these potential acquisitions will ultimately be consummated.

   Dean Willard, who was appointed Chairman of the Board in September 1998, has been elected Chief Executive Officer for the Company, effective November 1, 1998. Andrew Evans has relinquished the post and will remain a member of the Board of Directors as well as the President of Team Scandia.

ITEM 6.  -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits to Part II

Exhibit 27.1             Financial Data Schedule

(b) Reports on Form 8-K

The Company filed an Amended Current Report on Form 8-K dated September 9, 1998 containing amended information related to the Amended Form 8-K dated July 1, 1998 announcing the merger of International Motor Sports Group, Inc. ("IMSG") and Klein Engines and Competition Components, Inc. ("Klein") into Automotive Performance Group, Inc ("APG").

The Company filed an Amended Current Report on Form 8-K dated July 1, 1998 containing amended information related to the Form 8-K dated May 5, 1998 announcing the merger of IMSG and Klein into APG.

The Company filed a Current Report on Form 8-K dated May 5, 1998 announcing the merger of IMSG with Klein into APG and containing the related merger agreement and unaudited pro forma financial information.



The items omitted are either inapplicable or are items to which the answer is negative.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AUTOMOTIVE PERFORMANCE GROUP, INC.

November 13, 1998             /s/ DEAN M. WILLARD
                              --------------------
                              Dean M. Willard
                              Chairman of the Board and Chief Executive Officer

                              /s/ TAMMY M. POWERS
                              --------------------
                              Tammy M. Powers
                              Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



                   Exhibit
                     No.             Description
                   -------           -----------

                     27.1         Financial Date Schedule