Form 10KSB
period 1998-12-31
AUTOMOTIVE PERFORMANCE GROUP INC
filed 1999-04-15
CIK 1053736

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-23705

                            ------------------------

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                                           86-0850090
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

        1207 N. MILLER ROAD, TEMPE ARIZONA                                 85281
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (602) 449-3125
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                    TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK $.0001
                                                                  PAR VALUE

                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $2,687,026

     The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock, as of April 9, 1999 was approximately $3,750,000 (based on the last sale price of such stock as reported by NASDAQ OTC Stock Market).

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 9, 1999, the registrant had 6,239,956 outstanding shares of common stock per value $.0001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form-10-KSB (e.g., Part I, Part II, etc.) into which the documents incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

     Automotive Performance Group, Incorporated ("APG" or the "Company") was formed to be the parent company for high performance automotive-and specialty chemical-related operating subsidiaries. The objective of the Company is to develop and successfully market a spectrum of integrated mutually supportive brands of products and services for the high-performance automotive and specialty chemicals industries. Specialty chemicals comprise an important part of the overall automotive market as well as certain non-automotive market niches.

     APG has developed a strategy to assemble a portfolio of high margin brands and products in the high-performance automotive and specialty chemicals markets that leverage the Company's strengths in brand management, product marketing, and channel access under one corporate umbrella. Within each of these sectors, APG seeks out those products that have high potential profitability, premium quality, and market leadership in their respective markets.

     The Company believes that the core market targets benefits from either (1) its premium product positioning or (2) the unique product attributes for specific applications where efficacy and application are the primary determinants to the purchasing decision. Premium product positioning is most commonly associated within the lubricants, car care, and image target markets. Product efficacy and suitability to the applications define specialty chemicals.

     APG's primary business is conducted through its operating subsidiary Royal Purple Motor Oil, Inc. ("Royal Purple Motor Oil" or "RPMO"), which markets and distributes a product line of high performance synthetic oils and lubricants for the motorcycle, streetcar, and racing segments of the automotive industry under the Royal Purple(TM) brand name. RPMO is the exclusive worldwide distributor in those segments for Royal Purple, Inc., a non-affiliate, which manufactures such oils and lubricants.

     APG is also the parent of Klein Engines and Competition Components, Inc. ("Klein Engines" or "Klein"), a builder of high performance engines and components for motor sports and specialty applications.

RECENT DEVELOPMENTS

     In February 1999, the Company entered into a letter of intent with Loctite Corporation to acquire Loctite's North American Automotive Aftermarket Division ("AAD"), which manufactures and markets a number of well established automotive chemical products, including Permatex(TM) and Fast Orange(TM). AAD's revenues for the year ended December 31, 1998 were approximately $120 million.

     In February 1999, APG entered into an agreement giving APG an option to acquire Advanced Chemicals & Technology, Inc. ("AC Tech"). AC Tech develops, manufactures and markets aircraft sealant, specialty packaging materials and packaging services to the aircraft OEM and maintenance markets. The agreement provides for the current shareholders of AC Tech to receive shares of APG stock in exchange for their interest in AC Tech. The transaction is conditioned on APG completing its proposed acquisition of Loctite's Automotive Aftermarket Division.

     In April 1999, APG acquired the Boyds Wheels and Hot Rods by Boyd businesses out of bankruptcy protection for a cash purchase price of $1.6 million. The Company believes that the acquisition of these businesses will strengthen the Company's position in the hard-parts segments of the automotive market.

     The Loctite and AC Tech transactions are expected to be completed by the second quarter of 1999. However, these transactions are not subject to binding agreements and there can be no assurance that they will be consummated.

PRODUCTS

     Royal Purple. Revenues for RPMO continue to grow at an accelerated rate. RPMO's current product lines for the automotive, motorcycle and marine markets include a variety of engine oils for gasoline and diesel engines, power steering fluids, transmission oils and suspension and bearing lubricants which are carried by retail stores and are available for order by telephone. During 1998, RPMO added additional sales employees and expanded its relationships with traditional auto parts distributors.

     RPMO products are particularly appealing to the performance oriented consumer as well as for use in racing applications such as midgets, sprint cars, late models, road racing, dragsters, boats and motorcycles.

     Klein. Klein's engine building focuses exclusively on the Sprint Car, World of Outlaw Sprint Car and the Indy Racing League ("IRL") series. Klein provides high quality, high performance engines and additionally, the maintenance and rebuilding ("freshening") services they require.

MARKETING

     Royal Purple. RPMO markets and distributes a premium synthetic oil and lubricant line of engine care products that are sold throughout the United States through distributors, retailers and direct sales. RPMO markets 31 different petroleum products in 88 different packaging styles that can be purchased directly, or through retail outlets or distributors in 28 states. RPMO's largest retail customer is the NAPA chain. This purchaser accounts for approximately 30% of RPMO's total sales in 1998.

     Klein. Klein markets its products direct and sells them nationwide, with some sales overseas, predominantly in Japan. Most buyers are professional racers, including teams in the World of Outlaw, IRL and Sprint series, who purchase multiple engines over the span of a year. Since each engine is unique to one degree or another and is primarily marketed to racing teams, broad-based media generated marketing efforts are costly and not especially effective. For Klein, success on the racetrack is the best marketing.

COMPETITION

     RPMO competes in the marketplace against dominant international oil companies such as Mobil, Castrol, Pennzoil and Valvoline. The synthetic oil and lubricant market makes up 20% or $800 million of the total $4 billion domestic motor oil market. RPMO's share is less than 1% while Mobil and Castrol account for 52% and 42% of the synthetic oil market, respectively. Within the non-synthetic market segment, low price is the determining basis of competition. In the synthetic oil market, a premium price and performance are the key factors.

     Klein participates in both the national Sprint Car/World of Outlaw market and the IRL market. The Sprint/World of Outlaw market is fragmented and has numerous competitors, making competition for sales intense and spread out amongst custom engine builders throughout the US. The largest producers of these engines are Gaerte Engines and Shaver Engines, accounting for approximately 30% of the market. Klein currently supplies engines to 4 of approximately 17 World of Outlaw teams traveling in the nationwide circuit. The IRL market has fewer competitors due to the performance and endurance demands placed upon IRL engines, however, competition for sales is also intense, but focused between approximately 8 producers nationwide. Of these, Roush Industries, Comptech Engines and Brayton Engineering dominate US production with about 80% of all IRL engines. In 1998, Klein had 2 out of an estimated 30 IRL teams as clients. In 1999, Klein supplies 1 IRL team and expects to add a second in time for the Indy 500 in May 1999.

     Typically, Sprint/Outlaw and IRL teams choose one builder to supply all of their engine building and freshening needs for a given season.

MANUFACTURING AND SUPPLIERS

     Royal Purple. Royal Purple, Inc. (a non-affiliate) in Houston, Texas is the sole manufacturer of lubricants for RPMO. Substantial increases in sales by RPMO may exceed the capacity available at Royal Purple, Inc. RPMO and Royal Purple, Inc. are discussing potential arrangements to meet the potential additional demand. MacMillan Blowdell Containers is the principal supplier of packaging to RPMO, while Curtis 1000 is the principal supplier of labels, although there are many alternative sources for both.

     Klein. Klein procures new parts from a number of producers that focus on high performance applications. Klein typically re-machines off-the-shelf parts to extremely high tolerances. Generally, more than one supplier of each type of part exists, especially in the Outlaw market, which uses Chevrolet-based engines. The number of suppliers of IRL parts is much more limited since the basis of the engine design is the Oldsmobile Aurora engine. Key component suppliers for the IRL business include General Motors, Crower Cams & Equipment, Dyers, Rodeck, JE Pistons, and CVP Products. While the Sprint Car/Outlaw parts can be procured either off the shelf or with a wait of two to three weeks, the more complex and less available IRL parts can take four to six weeks or more to arrive. Klein purchases certain Outlaw/Sprint Car parts and certain IRL parts from a few preferred suppliers, as does the rest of the industry.

GOVERNMENT REGULATION

     The market for APG's products is characterized by the need to meet a significant number of hazardous waste disposal regulations and standards, some of which are evolving. APG's products must comply with various regulations defined in Federal, and in some cases, state environmental protection agencies. The failure of APG's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of APG's products which could have a material adverse effect on APG's business, financial condition, and results of operations. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new products and therefore are expected to affect public demand for these products.

PERSONNEL

     As of December 31, 1998, APG employed 27 employees of which 11 were employed by RPMO and 10 by Klein. The additional 6 were corporate employees of APG.

BACKLOG

     As of December 31, 1998, Klein had a backlog of $90,000. RPMO had a backlog of $5,000.

RESEARCH AND DEVELOPMENT

     All research and development for RPMO is conducted by its key supplier, Royal Purple, Inc., a non-affiliate.

     Klein's research and development work focuses on new parts combinations, as well as new manufacturing techniques on engines, but does not attempt to trademark or patent the results, but, rather, holds that information as a trade secret.

ITEM 2.  PROPERTIES

     Klein owns a facility in Tempe, Arizona, consisting of approximately 16,700 square feet on a 1.4-acre site. Klein uses approximately 14,300 square feet for its engine assembly, component manufacturing, machine shop, and engine testing operations. Approximately 1,500 square feet is used for warehouse space and 900 square feet is used for offices. As of December 31, 1998, the mortgage on the property was $746,825. The building loan is with Norwest Bank through their Small Business Administration ("SBA") loan office. Norwest has informed APG that they believe the ownership structure of APG is contrary to SBA guidelines and that the building should be sold or refinanced by mid-1999. Klein is actively pursuing a sale-leaseback of the facility potentially to satisfy the lender and realize the increase in value of the property in the current commercial building market. A former employee of APG and former President of Klein has personally guaranteed the SBA loan on the building in Tempe. Klein's monthly mortgage payment on its building is $6,931. APG believes that the property and building is adequately insured.

     RPMO moved from Palo Alto, California to unused office space in the Klein building in mid-1998. In February 1999, RPMO moved its headquarters and administration to Houston, Texas, which is where Royal Purple, Inc., a non-affiliate, manufactures the product and from where RPMO has the products bottled, boxed, and shipped. The new RPMO headquarters in Houston is approximately three thousand square feet in a modern office building located in a business park. RPMO is paying an annual rent of $43,300 for the first twelve months, $46,500 for the second twelve months, and $48,700 for the third year for this facility. The lease has a term of thirty-six months. The building is believed to be adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     APG or its subsidiaries are involved in various minor legal matters. After consultation with its attorneys, no legal matters are believed by Management to involve claims for damages against APG or its subsidiaries of more than 10% of APG's assets. Management has not made any contingency allowance for an unfavorable outcome. No APG companies are the subject of any known or potential environmental litigation.

ITEM 4.  SUBMISSIONS OF MATTER TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     APG's common stock is traded publicly on the OTC bulletin board, which is maintained by NASDAQ, under the symbol "RACG". The following table sets forth the range of high and low closing bid information for the common stock during the periods indicated. Quotations reflect inter-dealer bids, without retail markup, markdown, or commissions, and may not reflect actual transactions.

                                                            HIGH(1)    LOW(1)
                                                            -------    ------
YEAR ENDED DECEMBER 31, 1998
  First Quarter...........................................  $18.75     $ 5.00
  Second Quarter..........................................  $18.75     $ 2.50
  Third Quarter...........................................  $ 5.00     $ 1.50
  Fourth Quarter..........................................  $ 5.00     $ 1.50
YEAR ENDED DECEMBER 31, 1997
  First Quarter...........................................  $47.50     $35.00
  Second Quarter..........................................  $50.00     $32.50
  Third Quarter...........................................  $38.75     $10.00
  Fourth Quarter..........................................  $32.50     $ 7.50

---------------
(1) These sums are adjusted to reflect the 20-1 reverse split that occurred in 1998.

     APG issued options to certain APG directors for their services on behalf of APG. Each director received 40,000 options, exercisable at $2.00 per share, which expire on May 22, 2008.

     As of December 31, 1998, there were three hundred seventy-three record holders of APG's common stock. APG has not paid dividends on its common stock and does not expect to pay cash dividends for the foreseeable future. APG's current policy is to retain any earnings to finance operations.

     From December 1998 to March 1999, the Company sold 3,100,000 shares of its Series A Preferred Stock at $2.50 per share, raising approximately $7,800,000 in aggregate proceeds. The Series A Preferred Stock was sold to accredited investors in a private placement in reliance on the exemptions provided by
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     APG was formed through the merger of Klein Engines & Competition Components, Inc. and International Motor Sports Group, Inc. ("IMSG"), which subsequently changed its name to Automotive Specialty Chemicals Group, Inc. ("ASCG"). The merger was effective April 17, 1998. IMSG exchanged

108,930,887 shares of its common stock and Klein exchanged 7,833,902 shares of its common stock for equal numbers of APG common stock. These transactions resulted in IMSG being the accounting acquirer in the transaction. The acquisition has been accounted for under the purchase method of accounting. Subsequent to the merger, common shares underwent a twenty-to-one reverse split. Prior to the merger, IMSG had two operating subsidiaries, Royal Purple Motor Oil, Inc. and Team Scandia, Inc., which fielded teams in the Indy Racing League and the National Hot Rod Association ("NHRA") Top Fuel Dragster segments. IMSG also had interests in three joint ventures in the race and race promotion business: Scandia Bodine Racing, LLC, Cristen Powell Enterprises, LLC and Jimmy Kite Enterprises, LLC.

     In mid-1998, APG began restructuring its operations and determined that it would exit entirely the race and race promotion businesses and focus on its Klein and RPMO activities as well as pursue acquisition opportunities in the specialty chemicals sector. To this end, Team Scandia stopped competing in the Indy Racing League after the Indy 500 in May 1998 and Team Scandia's NHRA efforts ended at the close of the racing season in November 1998. In December 1998, APG sold its 50% stake in Scandia Bodine for $2,000,000 to Brett Bodine, who was Team Scandia's joint-venture partner in Scandia Bodine. Additionally, the operations of Cristen Powell Enterprises and Jimmy Kite Enterprises were wound up. In December 1998, the Company sold its interest in Team Scandia, completing its exit from the racing business.

     APG's remaining operating subsidiaries, Klein and RPMO, are involved in the building of racecar engines in targeted segments and the distribution of synthetic oils and lubricants, respectively.

RESULTS OF OPERATIONS

     APG posted a net loss of approximately $13.9 million, compared to a net loss of approximately $16 million in 1997 for APG's predecessor company, IMSG. The loss from continuing operations in 1998 was approximately $7.9 million, while the continuing operations loss for 1997 was nearly $4.3 million. The 1998 loss from discontinued operations was approximately $6.2 million, while the loss from discontinued operations in 1997 was approximately $12.3 million. Revenues from continuing operations increased significantly from about $550,000 to approximately $2.7 million.

     In direct cost of goods sold, APG experienced significant expenses for Klein, RPMO and Team Scandia. Klein's business model and strategy has been changed, as discussed below, in an effort to increase its gross margin by increases in prices charged to customers. RPMO's ratio of direct expenses to revenue showed a slight improvement from 1997 to 1998. Team Scandia's ratio of direct expenses to revenue slightly worsened from 1997 to 1998.

     Due to significant, but necessary additional support for both private placements and various acquisition negotiations, legal and other professional expenses grew to $2.6 million. Included in this number are the costs of pursuing, defending and settling various lawsuits.

     Klein contributed significantly to APG's overall Selling, General & Administrative expenses ("SG&A"), which is discussed below. RPMO held steady its SG&A between 1997 and 1998 as a ratio.

     As part of the restructuring of APG's business, Klein's business model was changed from one of a high-volume producer of a wide range of engines at a relatively low gross margin to one of a specialty producer manufacturing small numbers of higher margin Sprint car and IRL engines. In connection with this restructuring of the Klein business, staff was reduced by sixty percent to ten full-time employees; inventory was reduced by 75% through write-offs, product returns, obsolescence, and reduction in volume. The restructuring resulted in significant one-time charges and write-offs at Klein, which were primarily recorded as selling, general and administrative expenses.

     Also in the second quarter of 1998, RPMO moved from its Palo Alto, California offices to APG's corporate offices in Tempe, Arizona. The office in Tempe also houses Klein. Early in 1999, RPMO moved from Tempe to Houston, Texas, placing it closer to suppliers. RPMO increased its sales and support staff to position the company for a nationwide roll-out throughout the NAPA chain beginning in 1998 and continuing into 1999 and 2000.

     In the third quarter, APG decided to exit its racing activities. APG sold its 50% interest in Scandia Bodine for $2 million in December 1998 to Brett Bodine, who already owned the other 50%. APG recorded a gain on the sale of Scandia Bodine of approximately $1.1 million. Team Scandia's ventures into NHRA Top Fuel Dragster were terminated in the fourth quarter and its IRL activities were curtailed in the second quarter and were also terminated by year-end. Team Scandia, which had substantial racing activities in 1998, was sold to management on December 31, 1998. APG recorded a loss of approximately $1 million on its disposition. With the sale of Scandia Bodine and Team Scandia, as well as the winding-down of Cristen Powell Enterprises and Jimmy Kite enterprises, APG has exited the racing industry entirely as a team owner, manager and competitor.

LIQUIDITY AND CAPITAL RESOURCES

     APG has financed its business primarily through private placements of preferred stock and debt financing agreements with lending institutions.

     APG experienced negative cash flow from operations of approximately $8.2 million for the 1998 fiscal year, compared with approximately $16.4 million used in operating activities for the same period in 1997. The 1998 negative operating cash flow resulted primarily from the net loss for the period, affected by non-cash depreciation and amortization of approximately $2 million, loss on the disposition of subsidiaries of approximately $925,000, gain on sale of affiliate of approximately $1.1 million, and write down of impaired intangibles of approximately $2.1 million. APG also recorded a write-off of notes receivable of approximately $530,000. Additionally, inventories increased approximately $317,000 while accounts receivable decreased approximately $300,000. Accounts payable increased approximately $735,000. APG issued stock and warrants in payment for professional services rendered and financial guarantees provided of approximately $637,000.

     Capital expenditures during 1998 were approximately $270,000, representing improvements in property and equipment. APG does not expect major new capital expenditures in 1999 for its current operating subsidiaries, as they are presently structured.

     APG is currently evaluating the sale and leaseback of the remaining real property held by Klein Engines. Net book value at December 31, 1998 for this real property was approximately $879,000.

     In December 1998, APG sold its fifty-percent ownership stake in Scandia Bodine for $2 million. In addition, APG raised approximately $2.1 million from the sale of Team Scandia's assets to fund operating activities prior to the sale of Team Scandia at year-end.

     In May 1998, APG obtained two $500,000 credit facilities, which were guaranteed by a former member of the Board of Directors. As of December 31, 1998, both lines of credit were repaid in full and cancelled.

     In November 1998, APG obtained a $1 million revolving credit facility, which is guaranteed by a former member of the Board of Directors. Available credit at year-end 1998 was approximately $125,000. This revolving credit facility matures in May 1999 and carries an interest rate of 6.65%.

     Additionally, the same former board member guaranteed a $720,000 equipment loan. The balance bears interest at a rate of 6.35% and is to be paid in 18 monthly installments of approximately $40,000. As of December 31, 1998, the balance on this equipment loan was approximately $680,000.

     During the third quarter of 1998, APG completed a $3.3 million private placement of Series A Preferred stock priced at $2.00 per share. The net proceeds to APG of approximately $3 million were used primarily for operations, Royal Purple inventory purchases, settlement of Klein Engines and Team Scandia accounts payable, outstanding debt reduction, and legal settlements.

     From December 1998 to March 1999 APG sold additional shares of Series A Preferred Stock priced at $2.50 per share, raising net proceeds of $6.8 million. APG has used and expects to use the net proceeds of this private placement for working capital, to finance the expansion of the Royal Purple business, to finance the acquisition of Boyds Wheels and Hot Rods by Boyd, for general corporate purposes, and for future acquisitions, including the acquisitions described below.

     APG has entered into a letter of intent to acquire Loctite's AAD (see "Recent Developments"), which required APG to make a $2 million deposit, and an option agreement to acquire Advanced Chemistry & Technology, Inc., which cost APG $1 million. The letter of intent and option agreement are non-binding and there can be no assurance that APG will enter definitive agreements with the parties listed above or that these potential acquisitions will ultimately be consummated.

     These deposits were from the funds raised in the second private placement. APG expects to invest up to an additional $2 million in both Boyds companies. To fund these acquisitions, APG expects to rely upon substantial additional debt and equity funds from third parties. The Company may not be successful in raising such funds in sufficient amounts on acceptable terms.

     APG expects to fund its non-acquisition related liquidity needs through cash generated from operations, its unused credit facility and the issuance of additional preferred shares. At present, APG does not have any covenants that would restrict its ability to transfer funds among the parent company and its subsidiaries.

SEASONALITY

     Sales of many of APG's products are affected by seasonal patterns in the racing industry. The season for the racing circuits primarily runs from January through October. Revenues realized in the first, second, and third quarters tend to be higher than revenues in the fourth quarter. The consumer market for Royal Purple is seasonally tied to warmer weather when more do-it-yourself buyers of its oils change their oil. Consequently, a colder and longer winter usually negatively impacts RPMO and motor oil sales industry-wide.

YEAR 2000

     State of Readiness. Many existing electronic systems, including computer systems, use only the last two digits to refer to a year. Therefore, these systems may recognize a date using "00" as 1900 rather than the year 2000. If not corrected, many computer and other electronic applications and systems could fail or create erroneous results when addressing dates on and after January 1, 2000. Our products do not address or utilize dates in their operation, and, accordingly, our products should not fail due to the year 2000 problem. However, we use and depend on information technology systems (including business information computer systems) and other machinery and equipment that include embedded date sensitive technology. We also depend on the proper functioning of date sensitive electronic systems of third parties, such as suppliers. APG is currently in the process of surveying and gathering information from the vendors of these information technology systems as well as its suppliers, but APG has not received affirmative documentation that these systems are Year 2000 compliant. The failure of any of these systems to appropriately interpret the year 2000 could have a material adverse effect on our business, financial condition and results of operations.

     Costs. To date, APG's costs for conducting its assessment have not been material. APG does not expect that such costs will be material in the future, but it is unable to predict to what extent its business may be affected if its internal systems or the systems of its suppliers experience a material Year 2000 failure.

     Contingency Plans. APG does not have a contingency plan to remediate any Year 2000 problems that may arise and affect its internal systems in the future. If such problems arise, APG will need to make the necessary expenditures to assess and remedy such problems. The nature, timing and extent of such expenditures cannot be estimated.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Matters discussed herein contain forward-looking statements. APG's actual results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to, changes in the public's interest in racing, and shifts in leisure time pursuit preferences; changes in government regulations affecting racing, sponsors, customers, APG, or its subsidiaries; risks generally involved in the high performance automotive business including, but not limited to, product liability risk as a result of high performance engines and certain specialty chemicals which are intended to improve automotive performance, sometimes in extreme or severe conditions; the ability of APG to continue to produce quality products at competitive prices in markets which are historically intensely competitive; the ability of APG's supplier of Royal Purple Motor Oil to continue to meet increasing demand; the ability of APG to attract new teams to contract with Klein Engines; APG's ability to raise sufficient debt and equity capital to meet increased operating and acquisition requirements; APG's ability to recruit and retain key personnel; unfavorable results in litigation which APG is currently involved in, or may become subject to; the ability to effectively integrate the personnel and operations of acquired companies; compliance with hazardous waste disposal regulations and standards; and APG's history of operating losses and limited operating history. Additional factors that may affect the Company's operating results are set forth below.

WE HAVE A LIMITED OPERATING HISTORY

     APG was incorporated in March 1998. Accordingly, we have a limited operating history upon which investors may evaluate our business and prospects. APG's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, among other things, we must:

     - maintain existing and develop new relationships in the automotive and specialty chemical industries;

     - implement and successfully execute our business and marketing strategy;

     - continue to develop and upgrade our products;

     - provide superior customer service and order fulfillment;

     - respond to competitive developments; and

     - attract, retain and motivate qualified personnel.

     We cannot be certain that we will successfully address any of these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

     As part of our growth strategy, we intend to pursue the acquisition of other companies that either complement or expand our existing business. We have entered into several preliminary agreements to acquire companies or specific businesses, several of which are significantly larger in terms of employees and revenues than APG. Additionally, we continually evaluate other potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including:

     - the expansion into new markets and business areas;

     - the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies;

     - the integration of the acquired companies' management information and other systems with those of APG;

     - potential adverse short-term effects on our operating results;

     - the amortization of acquired intangible assets; and

     - the need to present a unified corporate image.

     In addition, we may need to expend substantial amounts of cash or incur substantial amounts of debt in order to complete acquisitions. We may not be successful in identifying acquisition candidates, or planned acquisitions may not be consummated due to inadequate resources or other reasons. If any acquisitions do occur, they may not be successful in enhancing our business and results of operations, or could even adversely affect our business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

     APG, together with its predecessors, has incurred significant losses and as of December 31, 1998, we had an accumulated deficit of approximately $36.5 million. We intend to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, we expect to incur additional losses and continued negative cash flow from current operations until at least the third quarter of 1999. We cannot assure you that our sales will increase or even continue at their current level or that APG will achieve or maintain profitability or generate cash from operations in future periods.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS, WHICH MAY REQUIRE ADDITIONAL FINANCING

     We require substantial working capital to fund our business. Our capital requirements depend on several factors, including the rate of market acceptance, the ability to expand our client base, the level of expansion of sales and marketing and other factors. If capital requirements vary materially from those currently planned; we may require additional financing sooner than anticipated. We have recently raised funds through the issuance of shares of Series A Preferred Stock. Although the Series A Preferred Stock is convertible into shares of common stock, the holders of the Series A Preferred Stock are also entitled to certain rights, preferences or privileges, including dividend and liquidation preferences, that are senior to those of the holders of our common stock. If we raise additional funds through the further issuance of equity securities, the percentage ownership of the stockholders of APG will be reduced, stockholders may experience additional dilution, or such equity securities may also have rights, preferences or privileges senior to those of the holders of our common stock.

WE CANNOT BE CERTAIN THAT WE WILL RECEIVE ADDITIONAL FINANCING

     We cannot be certain that additional financing will be available when needed on terms favorable to APG or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures, which could adversely affect our business.

WE DEPEND ON A SINGLE SUPPLIER

     Our primary business and product line of motor oils and lubricants is currently purchased only from Royal Purple, Inc., a non-affiliate. Qualifying additional suppliers is time consuming and expensive. Any interruption in the supply of any of these components, or our inability to procure these components from alternate sources at acceptable prices and within a reasonable time, could result in higher prices for our products and could adversely affect our business. We have in the past experienced shortages of available motor oil and lubricants. We cannot be certain that such shortages will not occur in the future. See "Manufacturing and Suppliers."

WE FACE SIGNIFICANT PRODUCT LIABILITY RISKS

     Certain of our products, particularly our high performance engines and certain of our specialty chemicals, are intended to improve automotive performance, sometimes in extreme or severe conditions. As a result they are subject to stresses which may increase our product liability risks. Purchasers of our products rely on the integrity and durability of such products. However, we cannot be certain that our products will provide the intended protection or functionality. Although we have not been subject to any significant product liability claims to date, we could incur liabilities for product liability claims in the future that could adversely impact our business. APG has Directors and Officers liability insurance, which includes Errors and Omissions.

WE FACE SIGNIFICANT COMPETITION

     The high-performance automotive and specialty chemicals industries are intensely competitive, and we expect competition to increase in the future. These industries are characterized by frequent introductions of new or enhanced products, price competition, continued emergence of new industry standards, and regulatory developments. Many of our current and potential competitors, such as Mobil and Valvoline in the motor oil market and Gaerte in engines, have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than APG. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than APG. Although we believe that we are competitive on product quality, competitors with a larger customer base may have a competitive advantage over us when selling similar products to such customers. Additionally, our Royal Purple synthetic motor oil requires extensive marketing, and faces intense marketing efforts by competitors that have far greater financial resources. See "Competition."

WE MUST COMPLY WITH REGULATIONS AND EVOLVING INDUSTRY STANDARDS

     Our products must comply with a significant number of federal and state hazardous waste disposal regulations and standards, some of which are evolving. Distribution of our products, or introduction of new products, could be delayed if they fail to comply with these regulations and standards in a timely fashion, or at all, which would adversely affect our business. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new products and therefore are expected to affect demand for such products.

THERE IS A LIMITED AND VOLATILE PUBLIC MARKET FOR OUR COMMON STOCK

     Our Common Stock is currently traded solely on the OTC Bulletin Board, which is characterized by low trading volumes and high volatility. We cannot assure you that a broader or more stable market will develop. The investment community could show little or no interest in APG in the future. As a result, persons receiving our securities may have difficulty in reselling such securities should they desire to do so. We intend to apply for a listing on the American Stock Exchange. However, we cannot be certain that a listing on the American Stock Exchange will be obtained, or if it is obtained, that such listing will be maintained.

WE DEPEND ON KEY PERSONNEL

     Our future success will depend to a significant degree upon the continued contributions of our key management. In particular, we believe that our future success is highly dependent on the following individuals:

     - Dean Willard, Chairman of the Board of Directors and Chief Executive Officer;

     - James Dunn, Chief Operating Officer; and,

     - James Martin, the President and Chief Operating Officer of Royal Purple Motor Oil.

     We do not have employment contracts with, and do not currently maintain key man life insurance, covering our key personnel. Management of APG is dependent to a great degree upon the services of Dean Willard for overall administration and financial management as well as the management and growth of the specialty chemicals business, James Dunn for operations and reintroduction of the Boyds product lines, and James Martin for management of Royal Purple Motor Oil. The loss of the services of one of them could adversely affect our business. See "Directors and Officers."

     We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled management, sales and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. If we lose the services of any of our key personnel, or are unable to attract or retain qualified personnel or face delays in hiring required personnel, particularly engineers and sales personnel, our business could be adversely impacted.

OUR VOTING STOCK IS CONTROLLED BY A MAJORITY SHAREHOLDER

     Our former President and affiliated entities together beneficially own a majority of the voting control of our capital stock. As a result, these stockholders, acting together, will be able to influence significantly and control most matters requiring shareholder approval, and thereby, our management and affairs. Matters that typically require shareholder approval include:

     - election of directors;

     - merger or consolidation; and

     - sale of all or substantially all our assets.

     This concentration of ownership may delay, deter or prevent acts that would result in a change in control of APG, which in turn could reduce the market price of our Common Stock. See "Item 11."

OUR ARTICLES OF INCORPORATION AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER

     Certain provisions of our articles of incorporation and our bylaws and Delaware law could make it more difficult for a third party to obtain control of APG.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included (with an index listing all such statements) in a separate section at the end of this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of APG as of December 31, 1998 were as follows:

NAME                                   AGE                         POSITION
----                                   ---                         --------
Dean M. Willard......................  52    Chairman of the Board, Chief Executive Officer of APG
James E. Dunn........................  53    Chief Operating Officer of APG, Director
James M. Martin......................  51    President, Chief Operating Officer of RPMO, Director
Carl Walker..........................  34    Chief Financial Officer of APG
Jennifer Burns.......................  28    Vice President of Marketing
Joe M. Marenda.......................  32    Vice President of Business Development
James R. Medley......................  57    Director
Thomas H. Carmody....................  51    Director
Ronnie Lott..........................  39    Director
Terry E. Nish........................  60    Director
William H. Tempero...................  54    Director

     DEAN M. WILLARD: Mr. Willard was elected as Chairman of the Board in September 1998. Mr. Willard joined APG as Chief Executive Officer in November 1998. In 1997 Mr. Willard founded Advanced Chemistry & Technology, Inc., which manufactures and markets aircraft sealant to airframe manufacturers worldwide. Prior to his tenure at AC Tech, Mr. Willard served as President and Chief Executive Officer of Courtaulds Aerospace, Inc. which at the time employed 2,000 employees and had annual revenues of $300 million. Courtaulds Aerospace was formed in 1989 following the acquisition of Products Research & Chemicals Corporation ("PRC"), a New York Stock Exchange Company. From 1972 to 1989, Mr. Willard held various positions with PRC, including President and later Chief Executive Officer. Mr. Willard served as Vice Chairman of Courtaulds Aerospace until 1995. From 1995 to until founding AC Tech, Mr. Willard was President and CEO of Willard Associates. Mr. Willard is a Certified Public Accountant with a BS degree from California State University, Long Beach.

     JAMES E. DUNN: Mr. Dunn has been a Director of APG since May 1998 and Chief Operating Officer since 1997. Mr. Dunn is responsible for the development and executions of APG's plans to advance a variety of high-performance automotive businesses including the introduction of the RPMO product line and the reintroduction of the Boyds product lines. From 1996 to 1997 he served as a Principal of Dominion Income Management Corporation, an investment firm. From 1988-1996 he held several senior positions at Apple Computer, serving as Power Macintosh Brand Manager and most recently as a Director of Business Marketing. He has a degree in Aeronautical Engineering from San Jose State University and an MBA from St. Mary's College of California.

     JAMES M. MARTIN: Mr. Martin has been a Director of APG and COO of RPMO since May 1998. From 1997-1998, Mr. Martin served as President of Martin Consulting. Martin Consulting is a lubricant industry marketing firm. Prior to founding Martin Consulting, Mr. Martin was the Vice President and Director of Business Development from 1993 to 1997 for the Pennzoil Products Company, which he joined in 1964. Joining Pennzoil in 1964, Mr. Martin was involved in manufacturing, distribution and marketing operations. As Pennzoil's Director of Business Development, Mr. Martin was responsible for leading the firm's acquisition efforts including the acquisitions of Armorall, Octane Boost and the Viscosity Oil Company. Mr. Martin was also responsible for running Pennzoil's entire racing program in IRL, CART, NASCAR and NHRA. Mr. Martin holds an MBA in Finance and Marketing from the University of Houston.

     CARL WALKER: Mr. Walker has held various financial management positions in public companies over the last five years. Most recently, Mr. Walker was Vice President Finance for CFP Holdings, Inc., a $200 million-plus value-added meat processor from 1997 to January 1999, when he joined APG. He also has recent experience in the automotive and aerospace industries. From 1995 to 1996 Mr. Walker was the Corporate Controller for Wedgestone Automotive Corp and from 1990 to 1995, Mr. Walker was Division Finance and MIS Manager for Courtaulds Aerospace. Mr. Walker received his BS degree in Business Administration from California State, Los Angeles. Mr. Walker is a Certified Public Accountant
(CPA), a Certified Management Accountant (CMA), and is Certified in Financial Management (CFM).

     JENNIFER BURNS: Ms. Burns attended Dekalb College from 1988 to 1990 and the University of California, Los Angeles from 1995 to 1996 studying Business and Production in Film and Television. While attending college, Ms. Burns accepted a position with Christian Dior as their National Spokesperson in 1989. She then moved into the position of Marketing Director for the Southeast region. From 1989 to 1992, she launched many of Christian Dior's successful marketing campaigns. Ms. Burns accepted a position with Walt Disney Studios in the Film and Television division in Los Angeles in 1995. She oversaw corporate dealings and strategic partnerships for many film and television projects. In 1997 she joined International Motor Sports Group, now APG, as Vice-President of Marketing.

     JOE M. MARENDA: Mr. Marenda graduated from the University of Southern California in 1988 with a Bachelor of Arts and from Yale University in 1989 with a Master of Arts. After Yale, Mr. Marenda joined a consulting firm advising international corporations on overseas investments. Mr. Marenda graduated with an MBA from the University of Virginia's Darden School of Business in 1995. After Darden, Mr. Marenda co-founded Renewable Oxygenates, where he was responsible for operations management and APG's financial activities from 1995 to 1997. Subsequently in 1997 until joining Dominion and APG, Mr. Marenda worked with an investment bank specializing in middle-market companies. Mr. Marenda joined Dominion Income Management Corp. as an associate and APG as Vice President of Business Development in 1998. Presently, Mr. Marenda is a full-time employee of APG.

     JAMES R. MEDLEY: Mr. Medley has served as a Director of APG since April 1998. Since March 1976, Mr. Medley has served as President of Laux Medley Norris, Inc., an SEC registered Investment Advisor, which provides investment advise and business counsel.

     THOMAS H. CARMODY: Mr. Carmody has served as a Director of APG since April 1998. Mr. Carmody currently serves as President and CEO of Continental Sports Group, a sports marketing firm. From 1989 to 1998, Mr. Carmody was a Senior Vice President and General Manager of Operations of Reebok International, Ltd. where he had management responsibility for Reebok's North American operations including sales, marketing and distribution. Prior to joining Reebok, Mr. Carmody served as a Director of Marketing for Nike and a Deputy District Attorney for Santa Clara County, California.

     RONNIE LOTT: Mr. Lott has served as a Director of APG since April 1998. Since 1991, Mr. Lott has served as CEO of RML Enterprises, a sports management firm. Mr. Lott, a four-time Super Bowl Champion as a member of the San Francisco 49ers, has recently joined the FOX NFL SUNDAY program team. Mr. Lott also owns and operates DreamSports, a sports marketing and promotions company. He is the founder of Stars Helping Kids, a non-profit charity to raise funds for youth organizations. In 1991, Mr. Lott's book Total Impact (co-written with Jill Lieber of USA Today) was a New York Times bestseller for two months.

     TERRY NISH: Mr. Nish has served as a Director of APG since its inception and as a Director of Klein since December 1997. Mr. Nish currently serves as President of Servi-Tech, Inc., a manufacturer and supplier of machinery and parts to the beverage industry that he founded in 1969. Mr. Nish is an owner and driver of the VESCO/NISH Streamliner, which powered by a 480 cubic inch small block Chevy built by Klein, currently holds the world record for its category of
344.561 miles per hour.

     WILLIAM H. TEMPERO: Mr. Tempero has served as a Director of APG since its inception and as a Director of Klein since May 1996. Since 1987, Mr. Tempero has owned and operated Bill Tempero's High Performance Center in Fort Collins, Colorado. Mr. Tempero is a founder and President of the American Indy Car Series and a four-time champion of the Series.

     On or about March 29, 1999, Messrs. Dunn, Martin, Medley, Lott, Nish, and Tempero resigned from the Board of APG. Messrs. Walker and George Barraza were added to the Board of Directors of APG.

     GEORGE BARRAZA: Mr. Barraza was named as a Director of APG in March 1999. Since December 1997, Mr. Barraza has been the Chief Financial Officer of Advanced Chemistry and Technology, Inc., which manufactures and distributes sealant and adhesives for the aircraft industry. From June 1997 to December 1997, he served as Chief Financial Officer of JAMS/Endispute, Inc., a national provider of arbitration and mediation services. From 1994 to 1997, Mr. Barraza was the Chief Financial Officer for the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil and Shapiro, LLP. Prior to 1994 Mr. Barraza held other senior financial positions including, nine years at Courtaulds Aerospace, Inc. where he served as Vice President and Corporate Controller. Mr. Barraza received his BS degree in Business Administration from California State University, Los Angeles.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION:

     The following tables set forth certain summary information concerning the compensation awarded to, earned by, or paid to the CEO and the executive officers of APG whose combined salary and bonus for 1998 exceeded $100,000 (collectively, the "named executive officers").

              SUMMARY COMPENSATION TABLE-ANNUAL COMPENSATION 1998

                                                                                                     SECURITIES
                                                                        OTHER ANNUAL   RESTRICTED    UNDERLYING    ALL OTHER
NAME                              POSITION            SALARY    BONUS   COMPENSATION   STOCK AWARD    OPTIONS     COMPENSATION
----                              --------            ------    -----   ------------   -----------   ----------   ------------
Dean M. Willard..........  Chairman, CEO             $ 26,667    $0          $0          $     0       40,000          $0
Andrew L. Evans(1).......  Former Chairman and CEO       None    $0          $0          $     0            0          $0
James E. Dunn............  COO of APG, Director      $104,166    $0          $0          $ 5,934      100,000          $0
James M. Martin..........  President, COO of RPMO,
                           Director                  $ 89,308    $0          $0          $12,154       75,000          $0
Jennifer Burns...........  Vice President of
                           Marketing                 $107,749    $0          $0          $     0       60,000          $0
Thomas Klein(2)..........  Former Klein President,
                           APG Chairman              $ 57,272    $0          $0          $     0       50,000          $0

---------------
(1) Mr. Evans resigned as Chairman of the Board in September 1998, as CEO in November 1998, and as a Director in February 1999.

(2) Mr. Klein resigned from APG in June 1998.

WARRANTS:

     The following warrants for common shares have been issued to Officers, Directors, or significant shareholders.

                                                                        NUMBER OF              EXERCISE
NAME                                                POSITION            WARRANTS     VESTED     PRICE        TERM
----                                                --------            ---------    ------    --------      ----
Andrew L. Evans(1).........................  Former Chairman and CEO     272,000     Yes        $0.01       5 years
Maritime Capital Partners(2)...............  Affiliate of Mr. Evans       20,000     Yes        $2.00      10 years
Ronnie Lott(3).............................  Director                      1,250     Yes        $4.00       5 years
                                             Director, former
James R. Medley(4).........................  Treasurer                     6,666     Yes        $2.00       5 years

---------------
(1) Mr. Evans received these warrants for personal financial guarantees provided on behalf of APG and its subsidiaries during 1998. Warrants were offered to any person who was acceptable and willing as a guarantor. Mr. Evans exercised these warrants in 1998.

(2) Maritime Capital Partners is an affiliate of Mr. Evans and received these warrants, adjusted for later share offerings, for financial accommodations made to IMSG in 1997.

(3) Mr. Lott received his warrants for previous service to IMSG. Warrants migrated up to APG in the merger with IMSG.

(4) Mr. Medley received these warrants in lieu of salary for services as Treasurer of APG during May and June 1998. See Item 12 "Certain Relationships and Related Transactions".

OPTION GRANTS:

     The following table sets forth certain information with respect to options to purchase common stock granted during the year ended December 31, 1998 to each of the named executive officers.

                                        NUMBER OF
                                       SECURITIES        % OF TOTAL OPTIONS     EXERCISABLE
                                       UNDERLYING       GRANTED TO EMPLOYEES     PRICE PER     EXPIRATION
NAME                                 OPTIONS GRANTED       IN FISCAL YEAR          SHARE          DATE
----                                 ---------------    --------------------    -----------    ----------
Dean M. Willard....................       40,000                 4.4%              $2.90        09/21/08
Andrew L. Evans....................           --                  --                  --              --
James E. Dunn......................      100,000                11.1%              $2.00        05/21/08
James M. Martin....................       75,000                 8.3%              $2.00        05/22/08
Jennifer Burns.....................       60,000                 6.6%              $2.00        05/21/08
Thomas Klein.......................       50,000                 5.5%              $2.00        04/01/08

                           OPTIONS PREVIOUSLY ISSUED

                                                                          VESTED(#)   EXERCISE
                                                              NUMBER OF     AS OF     PRICE PER
NAME                                      POSITION             OPTIONS    12/31/98      SHARE     EXERCISED
----                             --------------------------   ---------   ---------   ---------   ---------
Thomas Carmody.................  Director                      17,500       5,250      $20.00         0
Jennifer Burns.................  Vice President, Marketing     10,000       3,000      $ 4.00         0

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES:

     The following tables set forth information concerning the exercise of stock options by each person named in the "Summary Compensation Table" above during the year ended December 31, 1998 and the value of all exercisable and unexercisable options at December 31, 1998.

                                                       NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                               SHARES                         DECEMBER 31, 1998                 DECEMBER 31, 1998
                             ACQUIRED ON    VALUE     ---------------------------------   ------------------------------
NAME                         EXERCISE(#)   REALIZED   EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE   UNEXERCISABLE(1)
----                         -----------   --------   --------------   ----------------   -----------   ----------------
Dean M. Willard............       0           $0               0            40,000          $     0         $     0
Andrew L. Evans............       0           $0               0                 0          $     0         $     0
James E. Dunn..............       0           $0          25,000            75,000          $12,500         $37,500
James M. Martin............       0           $0               0            75,000          $     0         $37,500
Jennifer Burns.............       0           $0               0            60,000          $     0         $30,000
Thomas Klein...............       0           $0          50,000                 0          $25,000         $     0

---------------
(1) Value of unexercised in-the-money options equals fair market value of the shares underlying such options at December 31, 1998, which was $2.50 per share, less the exercise price, times the number of in-the-money options outstanding.

  Compensation of Directors

     Directors received no cash compensation for their efforts on behalf of APG. Certain directors, with the exception of Andrew Evans, received 40,000 options exercisable at $2.00 per share, which expire on May 22, 2008 for their efforts on behalf of APG. These grants are reflected above for those named executive officers who also serve on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (ITEM 403 OF REGULATION S-B)

     The following tables set forth, as of the record date shown, certain information with respect to beneficial ownership by the directors, officers, and named executives individually, by all directors, officers, and named executives as a group, and by all persons known to management to own more than 5% of APG's outstanding Common and Preferred Shares, both of which have voting rights. Except as otherwise indicated, the shareholders listed as follows have sole investment and voting power with respect to their shares.

                  BENEFICIAL OWNERSHIP AS OF MARCH 15, 1999(1)

                                          NUMBER OF
                                            SHARES
                                         BENEFICIALLY    % OF
SHAREHOLDER                                 OWNED        TOTAL    ADDRESS
-----------                              ------------    -----    -------
James E. Dunn(2).......................       27,967         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
James M. Martin........................        6,077         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
Thomas H. Carmody(3)...................       12,428         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
Ronnie Lott(4).........................        1,250         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
James Medley(5)........................        6,666         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
Terry E. Nish..........................       10,750         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
William H. Tempero(6)..................          500         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
Other APG officers(7)..................        3,000         *    APG, 1207 N. Miller Rd., Tempe, AZ 85281
         Total Directors & Officers....       68,638      0.60%
Andrew Evans & Affiliates(8)...........    6,002,600     52.11%   15302 25th Dr SE, Mill Creek, WA 98012
Lancer Fund & Affiliates(9)............    2,000,000     17.36%   980 Post Road East, Westport, CT 06880
Founders Equity Group &
  Affiliates(10).......................      640,000      5.56%   2602 McKinney, Suite 220, Dallas, TX 75204

                                          NUMBER OF
                                            SHARES
                                         BENEFICIALLY    % OF
SHAREHOLDER                                 OWNED        TOTAL    ADDRESS
-----------                              ------------    -----    -------
Thomas Klein, former Director(11)......      200,910      1.74%   2632 W. Laughlin Dr., Chandler, AZ 85224
All other warrants(12).................      363,450      3.16%
All other options(13)..................        2,500         *
All other common stock(14).............    2,240,599     19.45%
         Total Non-Directors &
           Officers....................   11,450,059     99.40%
         Total Common..................   11,518,697       100%

---------------
"*" Less than 1% of APG's outstanding Common Stock.

 (1) Number of shares beneficially owned and the percentage of shares beneficially owned are based on 6,239,956 common shares outstanding, 30,000 common shares to be issued as partial payment to and investment banking firm, KSH Investment Group, Inc., 479,741 warrants and options presently exercisable or exercisable within 60 days of March 15, 1999, and 4,769,000 Series A Preferred shares on an as-converted basis as of March 15,1999 for a total of 11,518,697. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. All shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after March 15, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrant for the purposes of computing the number of shares beneficially owned and the percentage ownership of such person but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

 (2) Includes 2,967 common shares owned and 25,000 options vested but not exercised at a strike price of $2 per share.

 (3) Includes 4,553 common shares owned and 7,875 options vested but not exercised at a strike price of $20 per share.

 (4) Includes 1,250 warrants previously issued for past services to APG's predecessor, IMSG. The warrants migrated up to APG in the merger is IMSG.

 (5) Includes 6,666 warrants received in lieu of salary for services as Treasurer to APG during, May and June 1998. He also received a salary of $5,000 per month. See Item 12, Certain Relationships and Related Transactions.

 (6) Includes 500 shares beneficially owned by Bill Tempero, an APG Director.

 (7) Includes 3,000 vested options with a strike price of $4 per share issued to Jennifer Burns, APG's Vice President of Marketing and an Officer of APG.

 (8) Includes 455,000 shares held by Andrew Evans personally, plus 2,539,459 shares held by Dominion Income Management Corp., an affiliate of which Mr. Evans is President, 580,522 shares held by Dominion Income Management Profit Sharing Plan, an affiliate of which Mr. Evans is Trustee, 1,907,619 shares held by Maritime Capital Partners LP, an affiliate of Mr. Evans of which Mr. Evans is General Partner, 500,000 shares of convertible Series A Preferred stock held by Matrix Capital Management Ltd., an affiliate controlled by Mr. Evans, as well as 20,000 vested warrants with a strike price of $2.00 per share held by Maritime Capital Partners LP, an affiliate of which Mr. Evans is General Partner.

 (9) Includes 2,000,000 shares of Series A Preferred, assumed to be converted into common stock for this table, held by various Lancer funds and their affiliates: 1,050,000 shares held by Lancer Offshore Inc., 525,000 shares held by Lancer Partners LP, 300,000 shares held by Lancer Voyager Fund, and 125,000 shares held by affiliates of the Lancer Group.

(10) Includes 640,000 shares of Series A Preferred, assumed to be converted into common stock for this table, held by various Founders investment funds and their affiliates: 160,000 shares held by Founders

     Equity Group, Inc., 100,000 shares held by Founders Mezzanine III, and 380,000 shares held by affiliates of the Founders Group.

(11) Includes 150,910 common shares and 50,000 options at a strike price of $2.00 per share, which are already vested and become exercisable in April 1999, held by a former Director and former Officer of APG.

(12) Includes 213,450 warrants issued or to be issued to the investment bank (KSH Investment Group, Inc. of Great Neck, New York) and their designees managing both Preferred Share Private Placements and 150,000 warrants to be issued to Olympia Partners LLC of New York City for their efforts on behalf of APG within 60 days of March 15, 1999. Olympia Partners LLC also owns 150,000 shares of Series A Preferred Stock.

(13) Includes 2,500 options to be issued to an employee of APG within 60 days of March 15, 1999.

(14) Includes 681,599 shares of outstanding common stock, 30,000 shares of common stock to be issued to KSH Investment Group, Inc. of Great Neck, New York for their efforts on the first and second Preferred Stock Private Placements, and 1,529,000 shares of Series A Preferred Stock assumed to be converted into common stock for this table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Team Scandia, a former subsidiary of APG sold in December 1998, was acquired from Andrew Evans in exchange for 8,000,000 shares of IMSG (exchanged into 400,000 shares of APG in the merger). There was no competitive bid or other valuation of this transaction, which occurred prior to the formation of APG (see "Financial Statements: Notes"). Team Scandia and its racing activities, except for Scandia Bodine, are housed in a fully-equipped 40,000 square foot facility that is owned by an affiliate of APG's largest shareholder and a former member of the Board. Until its sale in December 1998, Team Scandia paid rent of $20,000 per month for use of its facility. However, Team Scandia's rent was in arrears. In full payment of the past-due rent, Team Scandia gave Mr. Evans six showcars, prior to Team Scandia's sale to its management.

     Two of the Directors, Bill Tempero and Terry Nish, have had and may continue to have various transactions with Klein as both are engaged in racing-related activities. These may include exchange of services for engines or service of engines, or sponsorships or promotions, such as RPMO. Either or both may provide consulting services on a compensated or non-compensated basis. Klein provided engine building and servicing to Mr. Tempero and Mr. Nish. These engines and services are believed to have been billed at similar rates to those of Klein's other customers. In 1997, Mr. Nish ordered and paid for approximately $47,700 worth of engines and engine parts. In 1997, Mr. Tempero ordered and paid for approximately $6,350 worth of engines and engine parts. In 1998, Mr. Nish ordered and paid for approximately $20,000 in engines and engine parts. In 1998, Mr. Tempero ordered and paid for approximately $14,000 worth of engines and engine parts.

     In 1998, Terry Nish was granted 10,000 shares of APG common stock as compensation for his promotion of Royal Purple Motor Oil on his world record breaking Streamliner. In 1999, Bill Tempero is expected to receive 10,000 shares of APG as compensation for his promotion of Royal Purple Motor Oil in the American Indy Car Series.

     James R. Medley, Director, has provided consulting services for IMSG, and subsequently for APG, which he billed at his normal rates. The amount varied but was as much as $8,000 per month during early-1998 when he devoted a greater amount of his time. Mr. Medley is the principal of an SEC-registered Investment Advisor and he provides business and financial advisory services as an occupation. Mr. Medley received warrants in APG as part of his compensation as Treasurer during May and June 1998, and a salary for two months of $5,000 per month. The total amount paid to Mr. Medley in 1998 was $41,477. Mr. Medley is a principal of a Securities and Exchange Commission registered investment advisory firm.

     Ronnie Lott received warrants to purchase 1,250 common shares of IMSG, which have since been converted into warrants to purchase 1,250 shares of APG common stock, for services previously provided to IMSG.

     Other Directors, Officers, or employees may have dealings with APG, which may include cross marketing, promotion, or sponsorship. It is the policy of the Board to have such arrangement, which are believed to be beneficial to APG, disclosed and reviewed from time to time by independent Board members or a committee thereof.

     The Klein-IMSG merger exchange ratios were not based on an independent valuation of the companies. Thomas Klein, CEO of Klein Engines and APG prior to the merger, was the majority shareholder of Klein prior to the merger and in a position to effect and did effect the merger arrangements for APG. He received certain benefits in that transaction, such as 50,000 vested option shares at $2.00 per share, an Employment Agreement at $125,000 per year, and certain registration rights that were not received by the other shareholders of Klein Engines. Mr. Klein resigned in June 1998 at which time his annual compensation under his Employment Agreement with APG ceased. Mr. Klein was the founder of Klein Engines and the number of shares he received therein was not based on any independent valuation vis-a-vis other shareholders who may have purchased shares later; persons subsequently purchasing or receiving shares in Klein Engines made purchases on the basis of a thin-trading market which Mr. Klein may have been in a position to influence due to his majority shareholder position. Various Directors of Klein Engines, including Mr. Tempero and Mr. Nish, may have received promotional shares of Klein Engines.

     Affiliates of Mr. Evans purchased 15,271,980 shares of IMSG (exchanged into 763,599 shares of APG) at $4.00 per common share (adjusted for the 20-1 reverse split). Mr. Evans received warrants to purchase 100,000 Common Shares of APG in May 1998, as consideration for guaranteeing two credit lines of subsidiaries of $500,000 each. In November 1998, Mr. Evans received warrants to purchase 172,000 Common Shares of APG at an exercise price of $0.01 per share, as consideration for guaranteeing a $720,000 equipment loan to Team Scandia and a $1,000,000 credit line of Automotive Specialty Chemicals Group (formerly IMSG). Affiliates of Mr. Evans control a significant portion of the Common Shares (see "Item 11"); this may affect the ability of APG management to be independent.

     In 1997, the IMSG subsidiary entered into transactions with three drivers:
Brett Bodine, Jimmy Kite, and Cristen Powell, in which 50% interests were acquired in exchange for cash and commitments (see "Financial Statements:
Notes"). Various non-cash-investing activities occurred in 1997 in IMSG (see "Financial Statement: Notes").

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS:

 2.1.  APG-IMSG Plan of Merger****
 3.1.  Certificate of Incorporation of APG***
 3.2.  Certificate of Amendment to Certificate of Incorporation***
 3.3.  Bylaws of Registrant***
 4.1.  Certificate of Designation with respect to Series A
       Preferred Stock of APG
10.1.  Loan and Options Agreement dated as of September 16, 1997, among International Motor Sports Group, Inc., Andrew L.
       Evans, Klein Engines & Competition Components, Inc., and
       Thomas G. Klein**
10.2.  Form of Promissory Note to International Motor Sports Group,
       Inc.**
10.3.  Registration Rights Agreement dated as of             ,
       1998, between Klein Engines & Competition Components, Inc.
       and Thomas G. Klein**
10.4.  Deed of Trust dated November 29, 1996 between Klein
       Engineered Competition Components, Inc. and Bank of
       Arizona**
10.5.  Note dated November 29, 1996 from Klein Engineered
       Competition Components, Inc., as borrower, to Bank of
       Arizona as lender**
10.6.  Commercial Security Agreement dated November 29, 1996 between Klein Engineered Competition Components, Inc. and
       Bank of Arizona**
10.7.  Guaranty of Thomas G. Klein dated November 29, 1996**

10.8.  Deed of Trust dated June 30, 1997 between Klein Engines &
       Competition Components, Inc. and Century Bank**
10.9.  Promissory Note dated June 30, 1997, from Klein Engines &
       Competition Components, Inc., as borrower, to Century Bank, as lender**
10.10  Business Loan Agreement dated June 30, 1997 between Klein
       Engines & Competition Components, Inc., and Century bank**
10.11  Commercial Guaranty of Thomas G. Klein dated June 30, 1997**
10.12  License Agreement date July 29, 1997, between Fueling
       Advanced Technologies, Inc. and Klein Engines & Competition
       Components, Inc.**
10.13  Loan Agreement for Royal Purple Motor Oil, Inc.*
10.14  $1,000,000 Loan Agreement for Automotive Specialty Chemicals
       Group, Inc. (formerly International Motor Sports Group,
       Inc.) with First Capital Bank of Arizona dated November 4,
       1998
10.15  $720,000 Commercial Installment Note for Team Scandia with
       National City Bank of Indiana dated November 19, 1998
10.16  Boyds Agreement
16.1.  Letter on Change in Certified Accountant****
21.0.  Subsidiaries of APG
27.1.  Financial Data Schedule

---------------
   * Incorporated by reference to the Quarterly Report on Form 10-QSB filed by APG on August 14, 1998.

  ** Incorporated by reference to the Registration Statement on Form 10-SB filed by Klein Engines & Competition Components, Inc. (predecessor to APG) on February 2, 1998.

 *** Incorporated by reference to the Registration Statement on Form SB-2 filed by APG on December 16, 1998.

**** Incorporated by reference to the current report on Form 8-K/A filed by APG on July 1, 1998.

     b.  REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  Independent Auditors' Report..............................  F-1
  Consolidated Balance Sheet as of December 31, 1998........  F-2
  Consolidated Statements of Operations for the years ended
     December 31, 1998
     and 1997...............................................  F-3
  Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1998
     and 1997...............................................  F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997.............................  F-6
  Notes to Financial Statements.............................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Automotive Performance Group, Inc.

     We have audited the accompanying consolidated balance sheet of Automotive Performance Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Automotive Performance Group, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP[s]

Seattle, Washington
February 12, 1999

              AUTOMOTIVE PERFORMANCE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

ASSETS
CURRENT ASSETS
  Cash......................................................    $  1,828,692
  Restricted cash...........................................         500,000
  Accounts receivable, net of allowance for doubtful
     accounts of $19,107....................................         327,048
  Inventories...............................................         906,707
  Prepaid expenses and other................................         374,248
  Notes receivable..........................................         600,000
                                                                ------------
          Total current assets..............................       4,536,695
PROPERTY, PLANT and EQUIPMENT, net..........................       1,710,162
OTHER ASSETS................................................          20,468
                                                                ------------
                                                                $  6,267,325
                                                                ============
LIABILITIES
CURRENT LIABILITIES
  Line of credit............................................    $    875,750
  Current maturities of long-term obligations...............         495,551
  Current maturities of capital lease obligations...........         105,542
  Accounts payable..........................................       1,440,380
  Accrued liabilities.......................................         239,632
                                                                ------------
          Total current liabilities.........................       3,156,855
LONG TERM OBLIGATIONS, less current maturities..............         944,060
LONG TERM CAPITAL LEASE OBLIGATIONS, less current
  maturities................................................         179,281
COMMITMENTS AND CONTINGENCIES...............................              --
STOCKHOLDERS' EQUITY
  Preferred stock -- authorized 13,000,000 shares of $.0001
     par value..............................................             220
  Common Stock -- authorized 130,000,000 shares of $.0001
     par value..............................................             624
  Additional contributed capital............................      38,418,430
  Accumulated other comprehensive income....................          27,658
  Accumulated deficit.......................................     (36,459,803)
                                                                ------------
                                                                   1,987,129
                                                                ------------
                                                                $  6,267,325
                                                                ============

         The accompanying notes are an integral part of this statement.

              AUTOMOTIVE PERFORMANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                              PREDECESSOR
                                                                              IMSG & SUBS
                                                                  1998            1997
                                                              ------------    ------------
Revenues....................................................  $  2,687,026    $    549,366
Expenses
  Direct expenses...........................................     2,461,484         393,503
  Selling, general and administrative.......................     4,550,924       1,616,663
  Salaries, payroll taxes and benefits......................     1,307,631         704,305
  Professional expenses.....................................     2,619,835         765,082
  Depreciation and amortization.............................       119,351         129,557
  Loss on investments in affiliates.........................        78,586         932,894
                                                              ------------    ------------
                                                                11,137,811       4,542,004
                                                              ------------    ------------
     Operating loss.........................................    (8,450,785)     (3,992,638)
Other income (expense)
  Interest expense..........................................      (696,322)       (277,162)
  Interest income...........................................        72,057           1,002
  Gain on sale of affiliate.................................     1,122,403              --
  Other income..............................................        18,120           8,548
                                                              ------------    ------------
                                                                   516,258        (267,612)
                                                              ------------    ------------
     Loss on continuing operations before income taxes......    (7,934,527)     (4,260,250)
Income Taxes................................................            --              --
                                                              ------------    ------------
     Loss from continuing operations before discontinued
       operations and extraordinary item....................    (7,934,527)     (4,260,250)
Discontinued operations
  Loss from operations of discontinued venue division and
     subsidiary.............................................      (339,386)     (2,049,801)
  Gain on disposal of venue division and subsidiary
     including provision of $40,000 for operating losses
     during phase-out period................................            --       1,582,832
  Loss from operations of discontinued race sanctioning
     subsidiary.............................................            --      (3,502,602)
  Loss from disposal of race sanctioning subsidiary.........            --      (1,875,120)
  Loss from operations of discontined race team
     subsidiary.............................................    (4,923,774)     (6,459,417)
  Loss from disposal of race team subsidiary................      (924,655)             --
                                                              ------------    ------------
     Loss from discontinued operations......................    (6,187,815)    (12,304,108)
                                                              ------------    ------------
     Loss before extraordinary item.........................   (14,122,342)    (16,564,358)
Extraordinary item
  Gain from extinguishment of debt..........................       258,608         517,168
                                                              ------------    ------------
     NET LOSS...............................................  $(13,863,734)   $(16,047,190)
                                                              ============    ============
Loss per common share basic and diluted
  Loss before discontinued operations and extraordinary
     item...................................................  $      (1.60)   $      (3.44)
  Discontinued operations...................................         (1.25)          (9.94)
  Extraordinary item........................................          0.05            0.42
                                                              ------------    ------------
                                                              $      (2.80)   $     (12.96)
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

              AUTOMOTIVE PERFORMANCE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        ACCUMULATED
                              PREFERRED STOCK          COMMON STOCK      ADDITIONAL        OTHER
                           ----------------------   ------------------   CONTRIBUTED   COMPREHENSIVE   ACCUMULATED
                            SHARES      AMOUNT       SHARES     AMOUNT     CAPITAL        INCOME         DEFICIT         TOTAL
                           --------   -----------   ---------   ------   -----------   -------------   ------------   -----------
BALANCE AT DECEMBER 31,
  1996...................   257,250   $ 1,000,000     171,500    $ 17    $       183     $      --     $ (6,548,879)  $(5,548,679)
Issuance of common stock
  for convertible notes
  and associated
  interest...............        --            --   1,204,639     120      5,105,892            --               --     5,106,012
Issuance of common stock
  for convertible
  preferred stock........  (257,250)   (1,000,000)    257,250      26        999,974            --               --            --
Issuance of common stock
  for services rendered
  at fair value..........        --            --      38,303       4        153,208            --               --       153,212
Issuance of common stock
  for purchase of APEX
  and Jim Epler Racing...        --            --      50,000       5        199,995            --               --       200,000
Issuance of common stock
  for purchase of Team
  Scandia at cost,
  assumes pooling as of
  January 1, 1996
  (including capital
  contributions of
  $968,824 in 1997 and
  $5,363,306 in 1996 by
  controlling
  shareholder)...........        --            --     400,000      40      8,197,368            --               --     8,197,408
Foreign currency
  translation
  adjustment.............        --            --          --      --             --      (116,504)              --      (116,504)
Net loss for the year....        --            --          --      --             --            --      (16,047,190)  (16,047,190)
                           --------   -----------   ---------    ----    -----------     ---------     ------------   -----------
BALANCE AT DECEMBER 31,
  1997...................        --   $        --   2,121,692    $212    $14,656,620     $(116,504)    $(22,596,069)  $(8,055,741)
                           ========   ===========   =========    ====    ===========     =========     ============   ===========

         The accompanying notes are an integral part of this statement.

              AUTOMOTIVE PERFORMANCE GROUP, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        ACCUMULATED
                              PREFERRED STOCK          COMMON STOCK      ADDITIONAL        OTHER
                           ----------------------   ------------------   CONTRIBUTED   COMPREHENSIVE   ACCUMULATED
                            SHARES      AMOUNT       SHARES     AMOUNT     CAPITAL        INCOME         DEFICIT         TOTAL
                           --------   -----------   ---------   ------   -----------   -------------   ------------   -----------
BALANCE AT DECEMBER 31,
  1997...................        --   $        --   2,121,692    $212    $14,656,620     $(116,504)    $(22,596,069)  $(8,055,741)
Related party notes
  payable and accrued
  interest converted into
  common stock...........        --            --   3,359,334     336     16,723,923            --               --    16,724,259
Issuance of common stock
  in conjunction with the
  acquisition of Klein
  Engines and Competition
  Components, Inc........        --            --     391,695      39      1,958,437            --               --     1,958,476
Issuance of common stock
  for services rendered
  at fair value..........        --            --      83,048       9        163,225            --               --       163,234
Issuance of stock options
  for settlement of
  lawsuit................        --            --      12,187       1         24,373            --               --        24,374
Issuance of warrants for
  financing
  arrangement............        --            --     272,000      27        630,614            --               --       630,641
Issuance of stock options
  for consulting
  services...............        --            --          --      --        176,437            --               --       176,437
Issuance of preferred
  stock in conjunction
  with the 1998 Private
  Placement
  Memorandums............  2,195,000          220          --      --      4,084,801            --               --     4,085,021
Foreign currency
  translation
  adjustment.............        --            --          --      --             --       144,162               --       144,162
Net loss for the year....        --            --          --      --             --            --      (13,863,734)  (13,863,734)
                           --------   -----------   ---------    ----    -----------     ---------     ------------   -----------
BALANCE AT DECEMBER 31,
  1998...................  2,195,000  $       220   6,239,956    $624    $38,418,430     $  27,658     $(36,459,803)  $ 1,987,129
                           ========   ===========   =========    ====    ===========     =========     ============   ===========

         The accompanying notes are an integral part of this statement.

              AUTOMOTIVE PERFORMANCE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                              PREDECESSOR
                                                                              IMSG & SUBS
                                                                  1998            1997
                                                              ------------    ------------
Increase (Decrease) in Cash
Cash flows from operating activities
  Net loss..................................................  $(13,863,734)   $(16,047,190)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,002,538       2,716,081
    Impairment of intangibles...............................     2,123,439              --
    Deferred revenue........................................         4,192        (637,833)
    Forgiveness of debt.....................................      (258,608)       (517,168)
    Equity in losses from affiliates........................        78,586         932,894
    (Gain) loss on disposal of assets.......................      (212,052)         72,503
    Loss on disposition of subsidiaries.....................       924,655         252,288
    Common stock issued for services received...............       339,671         153,212
    Common stock issued for settlement of lawsuit...........        24,374              --
    Interest expense on notes payable converted to common
     stock..................................................       318,759              --
    Warrants issued for financing arrangement...............       297,268              --
    Write-off of notes receivable...........................       532,812              --
    Gain on sale of affiliate...............................    (1,122,403)             --
    Changes in assets and liabilities:
      Accounts receivable...................................       299,368        (654,353)
      Notes receivable......................................            --      (1,632,812)
      Inventories...........................................      (316,707)             --
      Prepaid expenses and other............................       123,746        (110,223)
      Accounts payable......................................       734,455      (1,129,147)
      Accrued liabilities...................................      (258,478)        218,080
                                                              ------------    ------------
         Net cash used in operating activities..............    (8,228,119)    (16,383,668)
Cash flows from investing activities:
  Purchase of equipment.....................................      (269,454)     (2,217,522)
  Proceeds from sale of subsidiary..........................            --       3,500,000
  Proceeds from sale of investment in affiliate.............     2,000,000              --
  Proceeds from the disposition of equipment................     2,112,367          85,666
  Deposit on future acquisition.............................      (500,000)             --
  Investment in subsidiaries, less cash received of $112,134
    and $1,384, respectively................................      (250,366)     (1,875,784)
  Investment in affiliates..................................      (332,818)     (1,076,727)
                                                              ------------    ------------
         Net cash provided by (used in) investing
           activities.......................................     2,759,729      (1,584,367)
Cash flows from financing activities:
  Payments on long-term obligations.........................    (1,346,800)     (1,384,029)
  Proceeds from long-term obligations.......................            --         969,866
  Payments on capital leases................................       (71,588)             --
  Proceeds from notes payable to affiliate, net.............            --         287,907
  Proceeds from issuance of preferred stock.................     4,085,021              --
  Proceeds from line of credit, net.........................       875,750              --
  Capital contributions to subsidiaries.....................            --         968,824
  Proceeds from related party notes payable, net............       100,000      19,745,500
                                                              ------------    ------------
         Net cash provided by financing activities..........     3,642,383      20,588,068
Effect of exchange rate on cash.............................       144,162        (116,504)
                                                              ------------    ------------
Net decrease in cash........................................    (1,681,845)      2,503,529
Cash at beginning of period.................................     3,510,537       1,007,008
                                                              ------------    ------------
Cash at end of period.......................................  $  1,828,692    $  3,510,537
                                                              ============    ============
Cash paid during the period for interest....................  $    274,265    $    238,273
                                                              ============    ============
Noncash investing and financing activities see note Q

        The accompanying notes are an integral part of these statements.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     Automotive Performance Group, Inc. (the Company) was formed to be the parent company for several high-performance automotive and specialty chemical related operating subsidiaries. The Company's wholly-owned subsidiaries include:
(1) Klein Engines and Competition Components, Inc., which manufactures high performance engines and components, (2) Automotive Specialty Chemicals Group, formally International Motor Sports Group, Inc, which is a holding company for investments in motor sports related businesses, (3) Royal Purple Motor Oil, Inc., which markets and sells a line of high-performance lubricants, (4) D3 Design Works, Inc., a designing agency, and (5) IMSG Properties, which operated Mosport park, a multi-purpose entertainment facility located outside Toronto, Ontario prior to its sale. The Company holds a 50% ownership interest in Cristen Powell Enterprises, LLC, which is a racecar driver entity.

     A summary of significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements follows.

  1.  Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in 20% to 50% owned affiliates in which management has the ability to exercise significant influence are included based on the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

  2.  Comprehensive Income

     All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statement of Operations.

  3.  Inventories

     Inventories are stated at the lower of cost or market, cost is determined using the first-in, first-out method.

  4.  Property, Plant, and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property, plant and equipment are as follows:

Office and computer equipment...............................    3 to 7 years
Furniture and fixtures......................................    3 to 7 years
Equipment...................................................    3 to 10 years
Building and building improvements..........................    39 years

     The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

  5.  Revenue Recognition

     Revenue from the sale of merchandise and other goods is recognized at the time of shipment. Event related revenues and expenses are recognized upon completion of an event. Revenues derived from the promotion of the sponsors' businesses are recorded in the racing season to which they relate based on the number of sponsored races that have occurred.

  6.  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was approximately $164,000 and $53,700 for the years ended December 31, 1998 and 1997.

  7.  Income Taxes

     The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to accelerated depreciation. The tax effects of these differences are recorded as deferred income taxes.

  8.  Goodwill

     Intangible assets represent the excess costs of acquiring subsidiaries over the fair value of net assets acquired at the date of acquisition, which are amortized using the straight-line method primarily over a 10-year period. The Company periodically reviews goodwill to assess recoverability. Impairment is recognized in operating results if expected future operating undiscounted cash flows of the acquired business is less than the carrying value of goodwill. As of December 31, 1998, management determined that there had been an impairment in the carrying value of the remaining unamortized balance of goodwill totaling approximately $2,123,439 related to the acquisition of Klein Engines and Competition Components, Inc., described in note B, and D3 Design Works, Inc. The impairment loss is reported in selling, general and administrative expenses in the Consolidated Statement of Operations.

  9.  Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  10.  Fair Value of Financial Instruments

     The carrying amount of all significant financial instruments approximates fair value under the requirements of Statement of Financial Accounting Standards No. 107 -- Disclosure About Fair Value of Financial Instruments.

  11.  Loss Per Share

     Loss per share is based on the weighted average number of shares outstanding during each period. The weighted average number of common shares outstanding was 4,949,893 and 1,237,155 for the years ended December 31, 1998 and 1997, respectively. The computation for loss per share assuming dilution for the years ended December 31, 1998 and 1997 was anti-dilutive; and therefore, is not included.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

  12.  Stock Split

     On March 30, 1998, the shareholders increased the number of authorized shares of common stock from 50,000,000 to 130,000,000 and the number of authorized shares of preferred stock from 5,145,000 to 13,000,000. The shareholders also approved a 20-for-1 reverse stock split effective April 17, 1998, the effective date of the business combination described in note B. As a result of the transaction, the par value of the common stock was decreased from $.01 to $.0001. All per share losses and references to common stock, warrants and options have been retroactively restated to reflect the decreased number of common shares outstanding.

  13.  Reclassifications

     Certain reclassifications have been made to the 1997 presentation in order to conform to the 1998 presentation.

NOTE B -- BUSINESS COMBINATION

     Effective April 17, 1998, through a series of mergers, International Motor Sports Group, Inc. (IMSG) exchanged 108,930,887 shares of its common stock for an equal number of shares of Automotive Performance Group, Inc.'s (APGI and the Company) common stock and Klein Engines and Competition Components, Inc. (Klein Engines) exchanged 7,833,902 shares of its common stock for an equal number of shares of APGI. These transactions resulted in IMSG being the acquirer in the transaction. APGI is engaged as a holding company for the operating subsidiaries and Klein Engines is engaged in the manufacture of high performance engines and components for use in the Indianapolis Racing League, American Sprint Car Series, and World of Outlaws sprint cars. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $2,040,656 was written off as the expected future operating undiscounted cash flows of the acquired business are less than the carrying value of goodwill as of December 31, 1998. The Consolidated Statement of Operations includes the results of operations of Klein Engines from April 1, 1998.

     Effective June 28, 1997, the Company purchased Team Scandia, Inc., from the then current Chairman of the Board of the Company who had acquired it in 1995. The acquisition was accomplished by the exchange of 8,000,000 shares of the Company's common stock for all of the stock of Team Scandia, Inc. The transaction was accounted for as an exchange between enterprises under common control and has been accounted for in a manner similar to a pooling of interests. Therefore, the net assets and liabilities were accounted for at historical cost, which totaled $937,671. The Consolidated Statement of Operations includes the results of operations of Team Scandia, Inc. from January 1, 1997.

NOTE C -- MANAGEMENT PLANS

     The Company's current strategy is to pursue strategic acquisitions of specialty chemical businesses primarily in the automotive aftermarket and aerospace industries.

     Based on that strategy, the Company's most significant recent action was to sign a letter of intent on February 5, 1999 to acquire the North American operations of the Automotive Aftermarket Division of Loctite Corporation (AAD) for $125 million. Management believes that this acquisition is expected to generate earnings and cash flow and provide a platform to fund and promote further development of existing businesses as well as to pursue subsequent acquisitions in the consolidating specialty chemicals industry. Further, the funds needed to complete the acquisition of AAD have been guaranteed by a combination of a related party and the investment banker sponsoring the transaction.

     As a result of the recent progress made in pursuing its strategy, management does not believe it has an issue with continuing its operations into the future. The issue that could occur is that during the due diligence

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES on the transaction, matters may be discovered which could lead to the acquisition not being completed. If that were the case, it would be management's plan to raise more capital through an additional equity or debt offering or scale back the Company's operations, primarily Royal Purple Motor Oil, Inc., to a level that could be maintained for at least a year as management continues with its strategy of identifying and pursuing strategic acquisitions in the specialty aerospace and automotive chemicals industries.

NOTE D -- TRANSACTIONS WITH AFFILIATES

     In December 1998, the Company sold its 50% interest in Scandia Bodine Racing, LLC, (SBR) a NASCAR Winston Cup Team to veteran NASCAR driver Brett Bodine for $2,000,000. The Company recorded a gain on the sale of SBR of $1,122,403 and recorded operating losses of approximately $216,000 and $880,000 for the years ended December 31, 1998 and 1997, respectively. In connection with the sale, promissory notes and advances of $500,000 were paid off.

     In 1997, the Company acquired 50% interests in two separate race car drivers' enterprises for $76,000 in cash and a commitment to provide up to a total of $600,000. In December 1998, the Company terminated its 50% interest in Jimmy Kite Enterprises, LLC, a racecar driver entity.

NOTE E -- INVENTORIES

     Inventories consist of the following at December 31, 1998:

Finished goods..............................................    $704,117
Raw materials...............................................     202,590
                                                                --------
                                                                $906,707
                                                                ========

NOTE F -- NOTES RECEIVABLE

     At December 31, 1998, the Company has a note receivable totaling $600,000 in conjunction with the sale of its subsidiary, SportsCar Racing, Inc. Interest is accrued annually at 10% and is due May 1999 (see note O2).

NOTE G -- PROPERTY, PLANT AND EQUIPMENT -- AT COST

     Property, plant and equipment consist of the following at December 31, 1998:

Office and computer equipment...............................  $  143,170
Furniture and fixtures......................................      25,953
Equipment
  Purchased.................................................     340,046
  Capital leases............................................     386,582
Building and building improvements..........................     928,524
                                                              ----------
                                                               1,824,275
Less accumulated depreciation and amortization..............     114,113
                                                              ----------
                                                              $1,710,162
                                                              ==========

NOTE H -- LINE OF CREDIT

     The Company's subsidiary, IMSG, has a revolving line of credit agreement with a bank for amounts up to $1,000,000 available for working capital. As of December 31, 1998, the outstanding balance on the line of

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES credit totaled $875,750. The line is secured by a certificate of deposit totaling $1,000,000, which was assigned and guaranteed by a related party. The line of credit bears interest at 6.65% and expires May 1999.

NOTE I -- CONVERSION OF RELATED PARTY NOTES PAYABLE

     In 1998, the Company converted unsecured demand notes payable to related parties into shares of common stock. The demand notes of $16,038,000 plus imputed interest of $686,259 were converted into 3,359,334 shares of common stock.

NOTE J -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31, 1998:

Note payable to a bank in monthly installments of $40,000
  plus interest at 6.35%; final payment due May 2000;
  guaranteed by related party...............................  $  679,733
Mortgage payable to a bank in monthly installments of
  $6,931, plus interest at prime plus 1.75% (9.5%); final
  payment due November 2021; collateralized by building.....     746,825
Note payable to a bank in monthly installments of $652, plus interest at 10.75%; final payment due October 2000;
  collateralized by equipment...............................      13,053
                                                              ----------
                                                               1,439,611
     Less current maturities................................     495,551
                                                              ----------
                                                              $  944,060
                                                              ==========

     Aggregate maturities of long-term obligations are as follows:

YEAR ENDING DECEMBER 31,
------------------------
          1999...................................  $  495,551
          2000...................................     215,900
          2001...................................      10,900
          2002...................................      12,100
          2003...................................      13,400
          Thereafter.............................     691,760
                                                   ----------
                                                   $1,439,611
                                                   ==========

NOTE K -- COMMITMENTS AND CONTINGENCIES

  1.  Operating Lease Obligation

     The Company conducts a portion of its operations in a leased facility classified as an operating lease. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are approximately as follows:

YEAR ENDING DECEMBER 31,
------------------------
          1999....................................  $ 47,900
          2000....................................    46,200
          2001....................................    48,500
          2002....................................     4,100
                                                    --------
                                                    $146,700
                                                    ========

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

     Rent expense for leased facilities totaled approximately $244,100 and $586,000 for the year ended December 31, 1998 and 1997, respectively.

  2.  Capital Lease Obligations

     The Company conducts a portion of its operations utilizing certain equipment under capital leases expiring through 2002.

     Future minimum lease payments under capital lease agreements are as follows at December 31, 1998:

YEAR ENDING DECEMBER 31,
------------------------
          1999..............................................  $136,306
          2000..............................................   121,200
          2001..............................................    70,400
          2002..............................................     6,894
                                                              --------
Future minimum lease payments...............................   334,800
Less amount representing interest...........................    49,977
                                                              --------
Present value of net minimum lease payments.................  $284,823
                                                              ========
Current portion.............................................  $105,542
Non-current portion.........................................   179,281
                                                              --------
                                                              $284,823
                                                              ========

  3.  Legal Matters

     In 1998, the Company was engaged in various lawsuits, either as plaintiff or defendant, involving alleged breaches of contract, related primarily to sponsorship agreements and racecar drivers associated with its subsidiary, Team Scandia, Inc, which was sold on December 31, 1998. Certain drivers had alleged breach of employment contracts, additional prize money earned and punitive damages. A majority of the lawsuits were settled in 1998.

     In the opinion of management, based upon advice of legal counsel, the ultimate outcome of the remaining claims and arbitration proceedings will not have a material impact on the Company's consolidated financial statements.

  4.  Commitments

     In February 1997, the Company formed Royal Purple Motor Oil, Inc. (Royal Purple), in which 100 shares of Royal Purple's common stock was issued to the Company at par value of $.01. In April 1997, IMSG acquired exclusive retail distribution rights to market and sell a line of high performance lubricants under the Royal Purple(TM) brand name through Royal Purple. In consideration of the rights granted to the Company, the Company granted the seller the option to purchase 800,000 shares of Royal Purple's common stock that at the time of exercise, if any, will represent 20% of Royal Purple's common stock deemed outstanding, after giving effect to such exercise. The aggregate exercise price will be $1,000,000. Additionally, the agreement states that the Company or its affiliates shall invest $5,000,000 in Royal Purple over the period April 1997 through March 1999. The Company and its affiliates have contributed cash and sponsorship fees of approximately $5,451,400 through December 31, 1998.

     Also, the Company has issued 270,000 options to employees to purchase stock in Royal Purple for $1.25 per share. These options vest 20% per year and will be fully vested by June 2002.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

  5.  Employee Benefit Plan

     The Company has a defined contribution 401(k) plan. All employees are eligible for this plan upon completion of six months of service and attainment of age 21. The Company has the option to make discretionary contributions at year-end. The Company did not make any contributions to the plan for 1998 and 1997.

NOTE L -- CONVERTIBLE PREFERRED STOCK

     The Company is authorized to issue up to 13,000,000 shares of preferred stock, $.0001 par value. The holder of a share of preferred stock is entitled to convert such share into one share of common stock prior to June 30, 1999. In the event that holders of 51% of the preferred shares notify the Company of an election to convert, all holders of preferred shares will be notified and be required to convert as well. In addition, unless previously converted to common stock at the option of the holder, preferred shares may be converted by the Company after June 30, 1999, or sooner if certain requirements are met.

     During the second quarter of fiscal 1997, all of the then outstanding shares of the Company's preferred stock were converted into common stock at the ratio of one common share for each share of preferred stock. Common shares issued in the conversion were 257,250 shares.

NOTE M -- WARRANTS

     The Company had the following warrants outstanding to purchase common shares at December 31, 1998:

Warrants issued to a consultant whereby one warrant entitles the holder to purchase one common share at $3.00. The
  warrants were fully vested as of December 31, 1998 and
  expire in 2001............................................  150,000
Warrants issued to an investment company for raising capital through various private placements, whereby one warrant
  entitles the holder to purchase one common share at a
  price ranging from $2.00 to $2.50. The warrants fully vest
  in 1999 and expire in 2003 and 2004.......................   84,750
Warrants issued to shareholders and directors whereby one
  warrant entitles the holder to purchase one common share
  at price ranging from $2.00 to $4.00. The warrants are
  exercisable over a five to ten-year term and expire in
  2003 and 2008.............................................   27,916
                                                              -------
                                                              262,666
                                                              =======

     The Company also granted 272,000 common stock warrants to a shareholder to purchase one share of common stock at a grant price of $.01 per share for obtaining and guaranteeing three lines of credit held during the year and guaranteeing an equipment loan for $720,000. The warrants fully vested at the time of issue and were exercised in 1998. Financing expense of $297,268 was recognized during the year ended December 31, 1998 and financing costs of $330,653 have been deferred and are being amortized over the life of the remaining loans guaranteed.

     In order to prevent dilution, the exercise price is subject to adjustment based upon recent common stock sales as defined in the warrant agreement. The exercise price adjustments are calculated differently based upon whether the adjustment occurs in the first eighteen months of the exercise period or thereafter.

NOTE N -- STOCK OPTIONS

     The Company has a stock option plan accounted for under APB Opinion 25 and related Interpretations. The plan allows the Company to grant options to employees for up to 4,000,000 shares of common stock. Options currently outstanding vest over a three to four-year period. The options are exercisable at not less than the market value of the Company's common stock on the date of grant. Accordingly, no compensation cost

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss would have been increased to the pro forma amounts indicated below for the year ended December 31, 1998. The effect on the Company's net loss for the year ended December 31, 1997 would have been immaterial. The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: expected volatility of 47.78%; risk free interest rate of 5.375%; expected life of five years (one year beyond the most common date of full vesting, options expire in 10 years); and a zero percent dividend yield.

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1998:
                                                              ------------------
Net loss:
  As reported...............................................     $(13,863,734)
  Pro forma.................................................     $(13,933,581)
Net loss per common share:
  As reported...............................................     $      (2.80)
  Pro forma.................................................     $      (2.82)

     A summary of the Company's stock option plan's activity is as follows:

                                                               1998
                                                   -----------------------------
                                                                WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Outstanding at beginning of year.................    550,000         $ .71
Granted..........................................    920,000         $2.11
Forfeited........................................   (662,500)        $1.08
                                                   ---------         -----
Outstanding at end of year.......................    807,500         $2.46
                                                   =========         =====
Options exercisable at end of year...............     84,000         $3.55
                                                   =========         =====
Weighted-average fair value of options granted
  during the year................................  $    1.03
                                                   =========

     The following is a summary of stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING
                 --------------------------------------------
                               WEIGHTED-AVERAGE    NUMBER OF
                   NUMBER         REMAINING         OPTIONS
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE
--------------   -----------   ----------------   -----------
    $ 2.00         740,000         9.4 years        75,000
    $ 2.90          40,000        9.75 years            --
    $ 4.00          10,000        6.08 years         2,000
    $20.00          17,500        6.25 years         7,000

NOTE O -- DISCONTINUED OPERATIONS

     The operations for certain subsidiaries for the year ended December 31, 1998 and 1997 are reflected as discontinued operations in the Company's Consolidated Statement of Operations. During 1997, the Company decided to sell its racing venue and race sanctioning operations and in 1998 its race team operation was sold. Accordingly as of December 31, 1998 and 1997, these operations were considered discontinued and sold or offered for sale.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

  1. Venue Operations

     In December 1997, the Company sold its wholly owned subsidiary, Sebring International Raceway (Sebring), which controlled a venue, Sebring Raceway, and the world-renowned event, the "12 Hours of Sebring" for $3,500,000. The Company recorded a loss from Sebring's operations for the year ended December 31, 1997 of $700,206. The gain on the sale of Sebring totaled approximately $1,623,000. In connection with the sale, a $1,500,000 face value promissory note was cancelled in exchange for $600,000 in cash. This resulted in the forgiveness of debt totaling $517,168, of which $77,168 represented accrued interest. This has been reflected in the Consolidated Statements of Operations as an extraordinary gain.

     In May 1997, the Company formed IMSG Properties, a wholly owned Canadian subsidiary, to enter into a long-term lease for a multi-purpose entertainment facility known as Mosport Park. In conjunction with the Company's decision to sell its venue operations, the Company entered into an option agreement with an outside party to take an assignment of the Mosport Park lease. The Company received $100,000 as an option fee in 1997 and received an additional $200,000 upon the exercising of the option in May 1998. IMSG Properties had a demand note payable to a related party totaling $258,608, which was forgiven in 1998. This has been reflected in the Consolidated Statement of Operations as an extraordinary gain. In 1997, a provision of $40,000 for operating losses for 1998 had been recorded in the Company's financial statements as an offset to the gain on the sale of the venue division. The loss incurred related to Mosport Park totaled $339,386 and $1,349,595, for the year ended December 31, 1998 and 1997, respectively, and has been reported in the Consolidated Statements of Operations as discontinued operations.

  2. Sanctioning Operation

     In December 1997, the Company sold its wholly owned subsidiary, Professional SportsCar Racing, Inc. (SportsCar), a sanctioning body for professional sports car racing in North America.

     The Company received a note for $600,000 in exchange for all the intercompany amounts owed to the Company. The Company recorded a loss from SportsCar's operations for the year ended December 31, 1997 of $3,502,602. The loss on the sale of SportsCar totaled approximately $1,875,000.

  3. Race Team Operation

     In December 31, 1998, the Company sold all of the outstanding shares of capital stock of its wholly owned subsidiary, Team Scandia, a motor sports race team that competes in the Indianapolis Racing League and National Hot Rod Association's Top Fuel Series, in exchange for 20% of Team Scandia's consolidated annual net profit from operations for the period January 1, 1999 through December 31, 2003. The Company recorded a loss on the sale of Team Scandia totaling $924,655 and recorded a loss from its operations of $4,923,774 and $6,459,417 for the years ended December 31, 1998 and 1997, respectively.

NOTE P -- CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash balances in financial institutions, which at times, may exceed federally insured limits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE Q -- NONCASH INVESTING AND FINANCING ACTIVITIES

     In 1998, the Company converted $16,038,000 of related party notes payable plus imputed interest of $686,259 into 3,359,334 shares of common stock.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

     In 1997, the Company converted $5,000,000 of convertible debt plus $106,012 of related interest into 1,204,639 shares of common stock. Additionally, $1,000,000 of preferred stock was converted into 257,250 shares of common stock. In 1997, the Company acquired the assets and liabilities of Apex Communications and Jim Epler Racing, Inc. in exchange for $200,000 of its common stock. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired...............................    $ 500,946
Fair value of the Company's common stock exchanged..........     (200,000)
                                                                ---------
Liabilities assumed.........................................    $ 300,946
                                                                =========

     In 1997, the Company sold its subsidiary, SportCar, in exchange for a $600,000 note receivable.

NOTE R -- INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).

     The income tax provision reconciled to the tax computed at the statutory federal rate was:

                                                               1998           1997
                                                            -----------    -----------
Tax benefit at statutory rate.............................  $(4,714,000)   $(5,456,000)
Non-deductible losses in affiliates.......................           --        317,000
Non-deductible losses of subsidiaries sold................           --      1,987,000
Pre-acquisition losses of subsidiary accounted for as a
  pooling.................................................           --        543,000
Non-deductible meals and entertainment....................       30,000         51,000
Goodwill written off......................................      440,000             --
Valuation allowance.......................................    4,244,000      2,558,000
                                                            -----------    -----------
     Total................................................  $        --    $        --
                                                            ===========    ===========

     The components of deferred taxes are as follows at December 31, 1998:

Deferred tax asset:
  Excess of book over tax depreciation....................    $   194,000
  Capital loss carryforwards..............................      1,878,000
  Net operating loss carryforwards from continuing
     operations...........................................      2,989,000
  Net operating loss carry forwards from discontinued
     operations...........................................      1,845,000
  Other deferred assets...................................        138,000
  Valuation allowance.....................................     (7,044,000)
                                                              -----------
                                                              $        --
                                                              ===========

     The Company has established a valuation allowance of $7,044,000 and $2,775,000 as of December 31, 1998 and 1997, respectively, due to the uncertainty of future utilization. The valuation allowance was increased by $4,269,000 and $2,752,000 during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $14,218,000, which expire in 2011, 2012, and 2018. Of this, $5,428,000 relates to losses from continuing operations and $8,790,000 relates to losses from discontinued operations. However, due to potential limitations under Section 382 of the Internal Revenue Code, some of the net operating losses may not be available and any subsequent changes in ownership may result in further limitations.

               AUTOMOTIVE PERFORMANCE GROUP INC. AND SUBSIDIARIES

     Also at December 31, 1998, the Company had capital loss carryforwards for federal income tax reporting purposes of approximately $5,853,000, which expire in 2003. The utilization of the capital loss carryforwards are uncertain as they can only be offset by capital gain income and may also be subject to limitations in the case of a change in ownership.

NOTE S -- SIGNIFICANT RISKS AND UNCERTAINTIES

     In 1998, the Company's subsidiary Royal Purple Motor Oil derived approximately 30% of its revenues from one customer and receives its product from one supplier.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----

            /s/ DEAN WILLARD                 Chairman of the Board,                  April 13, 1999
-----------------------------------------    Chief Executive Officer & Director
              Dean Willard                   (Principal Executive Officer)

             /s/ JAMES DUNN                  Chief Operating Officer                 April 13, 1999
-----------------------------------------
               James Dunn

             /s/ CARL WALKER                 Chief Financial Officer and Director    April 13, 1999
-----------------------------------------
               Carl Walker

           /s/ THOMAS CARMODY                Director                                April 13, 1999
-----------------------------------------
             Thomas Carmody

           /s/ GEORGE BARRAZA                Director                                April 13, 1999
-----------------------------------------
             George Barraza

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1..   APG-IMSG Plan of Merger****
  3.1..   Certificate of Incorporation of APG***
  3.2..   Certificate of Amendment to Certificate of Incorporation***
  3.3     Bylaws of Registrant***
  4.1..   Certificate of Designation with respect to Series A
          Preferred Stock of APG
 10.1..   Loan and Options Agreement dated as of September 16, 1997, among International Motor Sports Group, Inc., Andrew L.
          Evans, Klein Engines & Competition Components, Inc., and
          Thomas G. Klein**
 10.2..   Form of Promissory Note to International Motor Sports Group,
          Inc.**
 10.3..   Registration Rights Agreement dated as of             ,
          1998, between Klein Engines & Competition Components, Inc.
          and Thomas G. Klein**
 10.4..   Deed of Trust dated November 29, 1996 between Klein
          Engineered Competition Components, Inc. and Bank of
          Arizona**
 10.5..   Note dated November 29, 1996 from Klein Engineered
          Competition Components, Inc., as borrower, to Bank of
          Arizona as lender**
 10.6..   Commercial Security Agreement dated November 29, 1996
          between Klein Engineered Competition Components, Inc. and
          Bank of Arizona**
 10.7..   Guaranty of Thomas G. Klein dated November 29, 1996**
 10.8..   Deed of Trust dated June 30, 1997 between Klein Engines &
          Competition Components, Inc. and Century Bank**
 10.9..   Promissory Note dated June 30, 1997, from Klein Engines &
          Competition Components, Inc., as borrower, to Century Bank, as lender**
10.10..   Business Loan Agreement dated June 30, 1997 between Klein
          Engines & Competition Components, Inc., and Century bank**
10.11..   Commercial Guaranty of Thomas G. Klein dated June 30, 1997**
10.12..   License Agreement date July 29, 1997, between Fueling
          Advanced Technologies, Inc. and Klein Engines & Competition
          Components, Inc.**
10.13..   Loan Agreement for Royal Purple Motor Oil, Inc.*
10.14..   $1,000,000 Loan Agreement for Automotive Specialty Chemicals
          Group, Inc. (formerly International Motor Sports Group,
          Inc.) with First Capital Bank of Arizona dated November 4,
          1998
10.15..   $720,000 Commercial Installment Note for Team Scandia with
          National City Bank of Indiana dated November 19, 1998
10.16..   Boyds Agreement
 16.1..   Letter on Change in Certified Accountant****
 21.0..   Subsidiaries of APG
 27.1..   Financial Data Schedule

---------------
   * Incorporated by reference to the Quarterly Report on Form 10-QSB filed by APG on August 14, 1998.

  ** Incorporated by reference to the Registration Statement on Form 10-SB filed by Klein Engines & Competition Components, Inc. (predecessor to APG) on February 2, 1998.

 *** Incorporated by reference to the Registration Statement on Form SB-2 filed by APG on December 16, 1998.

**** Incorporated by reference to the current report on Form 8-K/A filed by APG on July 1, 1998.