Form 10QSB
period 1999-03-31
AUTOMOTIVE PERFORMANCE GROUP INC
filed 1999-05-17
CIK 1053736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-23705

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      86-0938742
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

              7341 ANACONDA AVENUE, GARDEN GROVE, CALIFORNIA 92841
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 373-2837
                           (ISSUER'S TELEPHONE NUMBER)

                    1207 N. MILLER ROAD, TEMPE, ARIZONA 85281
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers' classes of common equity, as of the latest practicable date: On April 30, 1999, the registrant had 6,439,956 outstanding shares of Common Stock, par value $.0001.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

Part I. Financial Information

Item 1. Financial Statements

               Automotive Performance Group, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                               March 31, 1999   December 31,
                                                                                (Unaudited)         1998
                                                                               --------------   ------------
ASSETS
CURRENT ASSETS
       Cash                                                                       $    980        $  1,829
       Restricted cash                                                               2,011             500
       Accounts receivable, net of allowance for
            doubtful accounts of $25 and $19, respectively                             375             327
       Inventories                                                                   1,007             907
       Prepaid expenses and other                                                      600             374
       Investment in Boyd's                                                          1,697               -
       Purchase option                                                               1,000               -
       Notes receivable                                                                609             600
                                                                                  --------        --------

            Total current assets                                                     8,279           4,537

PROPERTY, PLANT and EQUIPMENT, net                                                   1,688           1,710

OTHER ASSETS                                                                            12              20
                                                                                  --------        --------

                                                                                  $  9,979        $  6,267
                                                                                  ========        ========


LIABILITIES
CURRENT LIABILITIES
       Line of Credit                                                             $    876        $    876
       Current maturities of long-term obligations                                     496             496
       Current maturities of capital lease obligations                                 106             106
       Accounts payable                                                              1,156           1,440
       Accrued liabilities                                                             218             239
                                                                                  --------        --------

            Total current liabilities                                                2,852           3,157

LONG TERM OBLIGATIONS, less current maturities                                         820             944

LONG TERM CAPITAL LEASE OBLIGATIONS, less current
       maturities                                                                      152             179

COMMITMENTS AND CONTINGENCIES                                                            -               -

STOCKHOLDERS' EQUITY
       Preferred stock - authorized 13,000,000 shares, $.0001 par
            value, 4,769,000 and 2,195,000 shares outstanding, respectively              -               -
       Common Stock - authorized 130,000,000 shares, $.0001 par
            value, 6,239,956 shares outstanding for both periods                         1               1
       Additional contributed capital                                               44,009          38,418
       Accumulated other comprehensive income                                           28              28
       Accumulated deficit                                                         (37,883)        (36,460)
                                                                                  --------        --------
                                                                                     6,155           1,987
                                                                                  --------        --------

                                                                                  $  9,979        $  6,267
                                                                                  ========        ========

               Automotive Performance Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                        Three months ended
                                                                            March 31,
                                                                      ----------------------
                                                                        1999           1998
                                                                      -------        -------
Revenues                                                              $   765        $   286

Expenses
      Direct expenses                                                     503            163
      Selling, general and administrative                                 528            341
      Salaries, payroll taxes and benefits                                479            180
      Professional expenses                                               436            298
      Depreciation and amortization                                        52              7
      Loss on investments in affiliates                                     8              3
                                                                      -------        -------
                                                                        2,006            992
                                                                      -------        -------
            Operating loss                                             (1,241)          (706)

Other income (expense)
      Interest expense                                                   (210)          (319)
      Interest income                                                      26             46
      Other income                                                          2              -
                                                                      -------        -------
                                                                         (182)          (273)
                                                                      -------        -------
            Loss on continuing operations before income taxes          (1,423)          (979)

Income Taxes                                                                -              -
                                                                      -------        -------
            Loss from continuing operations before discontinued
                 operations and extraordinary item                     (1,423)          (979)

Discontinued operations
      Loss from operations of discontinued venue division                   -           (220)
      Loss from operations of discontinued race team subsidiary             -         (1,758)
                                                                      -------        -------
            Loss from discontinued operations                               -         (1,978)
                                                                      -------        -------
            Loss before extraordinary item                             (1,423)        (2,957)

Extraordinary item
      Gain from extinguishment of debt                                      -            258
                                                                      -------        -------
            NET LOSS                                                  $(1,423)       $(2,699)
                                                                      =======        =======
Loss per common share basic and diluted
      Loss before discontinued operations
            and extraordinary item                                    $ (0.23)       $ (0.45)
      Discontinued operations                                               -          (0.92)
      Extraordinary item                                                    -           0.12
                                                                      -------        -------

                                                                      $ (0.23)       $ (1.25)
                                                                      =======        =======

               Automotive Performance Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                      ----------------------
                                                                        1999           1998
                                                                      -------        -------
Increase (Decrease) in Cash

Cash flows from operating activities
       Net loss                                                       $(1,423)       $(2,699)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                  52            566
            Deferred revenue                                                -             62
            Forgiveness of debt                                             -           (259)
            Equity in losses from affiliates                                8              3
            Loss (gain) on disposal of assets                               1             (4)
            Interest expense on notes payable converted
                 to common stock                                            -            319
            Write-off of notes receivable                                   -            533
            Changes in assets and liabilities:
                 Accounts receivable                                      (48)           108
                 Notes receivable                                          (9)          (401)
                 Inventories                                             (100)             -
                 Prepaid expenses and other                              (226)            50
                 Accounts payable                                        (284)           (48)
                 Accrued liabilities                                      (21)           (40)
                                                                      -------        -------
                         Net cash used in operating activities         (2,050)        (1,810)

Cash flows from investing activities:
       Purchase of equipment                                              (32)           (16)
       Deposit on future acquisition                                   (2,011)             -
       Investment in Boyd's                                            (1,197)             -
       Purchase option                                                 (1,000)             -
       Investment in affiliates                                             -           (265)
       Proceeds from the disposition of equipment                           1             12
                                                                      -------        -------
            Net cash used in investing activities                      (4,239)          (269)

Cash flows from financing activities:
       Payments on long-term obligations                                 (124)          (478)
       Payments on capital leases                                         (27)             -
       Proceeds from issuance of preferred stock                        5,591              -
       Payments on notes payables to affiliate, net                         -            (29)
                                                                      -------        -------
            Net cash provided by (used in) financing activities         5,440           (507)

Effect of exchange rate on cash                                             -            (29)
                                                                      -------        -------
Net decrease in cash                                                     (849)        (2,615)

Cash at beginning of period                                             1,829          3,510
                                                                      -------        -------

Cash at end of period                                                 $   980        $   895
                                                                      =======        =======

Cash paid during the period for interest                              $    55            $ -
                                                                      =======        =======

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

         The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.

NOTE 2 - INVENTORIES

         Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consisted of the following at (in $'000s):

                                    March 31, 1999
                                      (unaudited)       December 31, 1998
                                    --------------      -----------------
         Raw materials                 $   167               $   203
         Work in process                   126                     0
         Finished goods                    714                   704
                                       -------               -------
         Total Inventory               $ 1,007               $   907
                                       =======               =======

NOTE 3 - ACQUISITION INVESTMENTS

In February 1999, the Company signed a Term Sheet and Option Agreement for the acquisition of Ampersand Ventures' AC Tech Equity and Debt. Concurrent with the execution of the Term Sheet and Option Agreement, the Company made a non-refundable, $1,000,000 option payment to Ampersand Ventures. Ampersand Ventures then invested this money as an unsecured, subordinated loan to AC Tech. The Company's Chairman and CEO is also the Chairman and CEO of AC Tech, as well as a minority shareholder of AC Tech.

         This option payment is included in current assets as "Purchase Option" at March 31, 1999.

         Also, in February 1999, the Company signed a letter of intent to acquire assets utilized by Loctite's Automotive Aftermarket Division. In accordance with terms set forth in this letter, $2,000,000 was placed in an interest bearing escrow account on February 10, 1999. This amount is classified as restricted cash at March 31, 1999.

         In March 1999, the Company invested $1,197,000 in Boyd's Wheels, in accordance with the terms of the Boyd's acquisition agreement. $500,000 had been invested as of December 31, 1998. Management is currently considering alternative strategies to maximize the value of the Company's investment in Boyd's. Accordingly, the total investment of $1,697,000 is classified in current assets.

         Legal and professional fees associated with these transactions of $270,000 at March 31, 1999, have been capitalized and are included in other current assets.

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - LOSS PER COMMON SHARE

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

         Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. The weighted average number of common shares outstanding was 6,239,956 and 2,158,635 for the three months ended March 31, 1999 and March 31, 1998, respectively. The computations for loss per share assuming dilution for the periods ended March 31, 1999 and 1998, were anti-dilutive; and therefore, are not included.

NOTE 5 - PREFERRED STOCK

         During the quarter ended March 31, 1999, the Company issued 2,574,000 shares of Series A Preferred Stock at $2.50 per share to accredited investors in conjunction with a private placement of 4,000,000 preferred shares. The preferred shares are convertible to Common shares of the Company at a conversion rate of one share of Common stock for each share of Preferred stock. 540,000 preferred shares had been issued in connection with this placement prior to December 31, 1998.

NOTE 6 - CONTINGENCIES

         The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

         On April 2, 1999, 200,000 shares of common stock were issued to Boyd's Wheels in connection with the investment in Boyd's. The shares were valued at the closing trading value on March 31, 1999 of 6 1/4 and increased the Company's investment in Boyd's.

         On May 3, 1999, the Company announced that APG has signed a letter of intent with Triumph Capital Group Inc. pursuant to which Triumph has indicated its intent to make a $40 million investment in the Company to be used solely for APG's proposed acquisitions of Loctite's AAD.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of APG's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part 1, Item 1 of this report.

GENERAL

         Automotive Performance Group, Incorporated ("APG" or the "Company") was formed to be the parent company for high performance automotive- and specialty chemical-related operating subsidiaries. The objective of the Company is to develop and successfully market a spectrum of integrated mutually supportive brands of products and services for the high-performance automotive and specialty chemicals industries. Specialty chemicals comprise an important part of the overall automotive market as well as certain non-automotive market niches.

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

RECENT DEVELOPMENTS

         In February 1999, the Company entered into a letter of intent with Loctite Corporation to acquire Loctite's North American Automotive Aftermarket Division ("AAD"), which manufactures and markets a number of well established automotive chemical products, including Permatex(TM) and Fast Orange(TM). AAD's revenues for the year ended December 31, 1998 were approximately $107,000,000.

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

         In April 1999, APG acquired the Boyd's Wheels and Hot Rods by Boyd businesses out of bankruptcy protection for a total cash purchase price of $1,697,000. The Company has agreed to invest up to an additional $2,000,000 in both Boyd's operations. The Company initially believed that the acquisition of these businesses would strengthen the Company's position in the hard-parts segments of the automotive aftermarket. The Company's current strategy is to pursue strategic acquisitions of specialty chemical businesses primarily in the automotive aftermarket and aerospace industries. Therefore, the Company is evaluating strategic alternatives, which may include divestiture, with respect to these businesses in an effort to maximize shareholder value.

         The AAD and AC Tech transactions are expected to be completed by the end of the second quarter of 1999. However, these transactions are not subject to binding agreements and there can be no assurance that they will be consummated.

RESULTS OF OPERATIONS

3 months ended March 31, 1999:

                                Percentage of             Percentage of
 Subsidiary                   Consolidated Sales            Net Loss
------------                  ------------------          -------------
Royal Purple                        60.8%                     21.7%
Klein Engines                       39.2%                     10.2%
Corporate                              -                      68.1%
                                    ----                      ----
                                     100%                      100%

3 months ended March 31, 1998:

                                Percentage of             Percentage of
 Subsidiary                  Consolidated Sales             Net Loss
-------------                ------------------           -------------
Royal Purple                        100%                       8.6%
Corporate                             -                       18.1%
Discontinued Operations               -                       73.3%
                                    ----                      ----
                                    100%                       100%


         As indicated by the percentages above, a significant portion of the 1998 operations have been discontinued due to changes in the Company's strategy and focus. Additionally, corporate operations have been radically restructured. Royal Purple Motor Oil is the only consistent operating subsidiary, which was still in its first full year of operation in 1998.

         REVENUES Revenues for the three months ended March 31, 1999 were $765,000, with Klein's revenues at $300,000 and RPMO's revenues at $465,000. RPMO's revenues increased by approximately 63% from $286,000 for the first quarter of 1998. The increase in RPMO revenues is primarily due to an increase in the number of sales personnel in the field and also the impact of stronger relations with RPMO's primary buyer, Napa Automotive Parts.

         DIRECT EXPENSES Direct expenses for the Company were $503,000 for the quarter ending March 31, 1999, while they were $163,000 in the same quarter of the prior year. Klein's direct expenses represented approximately 73% of its revenues, while RPMO's direct expenses represented approximately 61% of its revenues. Klein's direct expenses represented nearly 29% of total APG direct expenses and were $220,000. RPMO's direct expenses represented the remaining 71% of total APG direct expenses. For the same period in 1998, direct expenses represented approximately 57% of sales. The increase in direct expenses for the Company over the same quarter in 1998 was due primarily to increases in materials for Klein and RPMO.

         SELLING, GENERAL & ADMINISTRATIVE Selling General & Administrative ("SG&A") expenses for the quarter ending March 31, 1999 were $528,000, or 69% of revenue versus nearly $341,000, or approximately 119% of revenues for the same period in 1998. The improvement in SG&A as a percent of revenue was due to an increase in sales primarily at RPMO. Klein's SG&A as a percent of its revenues was approximately 8%, which reflects the substantial restructuring that APG took during 1998 at the Klein division. For RPMO, SG&A as a percent of its revenues was approximately 65%, which reflects the increases in indirect costs accompanying its growth strategy. APG corporate SG&A expenses were $181,000.

         SALARIES, PAYROLL TAXES AND BENEFITS For the quarter ending March 31, 1999, APG's salaries, payroll taxes and benefits were $479,000, or approximately 63% of total revenues. The same quarter of 1998 incurred a charge of $180,000, or approximately 63% of revenues. Klein incurred a total of $51,000 for this item during the current quarter, or approximately 17% of its revenues. RPMO incurred a charge of $169,000 for the quarter, or approximately 36% of its revenues. APG corporate salaries, payroll taxes and benefits, including D3, for the current period were $259,000 or 33% of total revenues. The APG corporate charge represents the costs of building a corporate management infrastructure to manage the Company's growth.

         PROFESSIONAL EXPENSES Professional expenses for the three month period ending March 31, 1999, were $436,000, which reflects the costs of accounting fees and the pursuit, defense, and settlement of lawsuits. Legal and professional fees for the comparable period in 1998 were $298,000 relating primarily to similar expenditures.

         INTEREST EXPENSE Interest expense for the first quarter of 1999 was $210,000, which is primarily comprised of $155,000 of amortization of deferred financing costs. The remaining balance of these financing costs is $176,000 at March 31, 1999. Additional interest expense was recognized on the Company's outstanding notes payables, capital leases, and the outstanding line of credit. Interest expense for the comparable period in 1998 was $319,000 on notes payable which were subsequently converted to common stock.

         INCOME TAXES Due to the uncertainty of future utilization of any tax benefits, the Company established valuation allowances at March 31, 1999 and March 31, 1998, which reduced the potential tax benefit to zero.

         LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM The loss from continuing operations for the current quarter was $1,423,000 versus a loss of $979,000 from the year earlier, primarily due to the foregoing reasons.

         LOSS FROM DISCONTINUED OPERATIONS APG recorded no loss from discontinued operations in the current quarter versus a loss of $1,978,000, which was due to the operations of the Team Scandia racing subsidiary and Mosport racing venue division in Canada, both of which were sold in 1998. In mid-1998, APG began restructuring its operations which included an exit from the ownership of its race team (Team Scandia) and an exit from its ownership of racing venues (Mosport).

         EXTRAORDINARY ITEM APG recorded no extraordinary items in the current quarter but did record the forgiveness of a note payable from a related party in the year prior of $258,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its business primarily through private placements of preferred stock and debt financing agreements with lending institutions. During the quarter ended March 31, 1999, proceeds to the Company from the issuance of preferred stock were $5,600,000. For that period, APG experienced a net decrease in cash of $849,000, resulting in cash and cash equivalents of $980,000 at March 31, 1999.

         APG experienced negative cash flow from operations of $2,050,000 for the first quarter of 1999. APG's net loss in this period was $1,423,000. Non-cash adjustments to this net loss were depreciation and amortization of $52,000, the majority of which was realized at the Klein subsidiary. APG's accounts receivable increased $48,000, which is due primarily to the increase in sales at RPMO. Inventories increased $100,000, which reflects increased inventory due to increased sales activity at RPMO and also the building of inventory for Klein's Indy Racing League engine program. Prepaid expenses and other assets increased $226,000, which is primarily due to prepaid inventory for RPMO and capitalized expenses relating to the acquisition of AAD, which was offset by the amortization of certain prepaid acquisition expenses during the quarter. Accounts payable increased $284,000.

         Cash flow used in investing activities was $4,239,000 for the quarter ending March 31, 1999 for the following:

         - A deposit of $2,000,000 on the potential future acquisition for the Company's pending acquisition of

                  Loctite's AAD; APG may be required to make an additional $1,000,000 deposit to Loctite to extend the closing date of the Loctite transaction;

         - A $1,000,000 non-refundable deposit on the pending acquisition of AC Tech to Ampersand Ventures, a non-affiliate investor in AC Tech; and,

         - An investment of $1,197,000 in the acquisition of Boyd's Wheels and Hot Rods by Boyd's as per the Boyd's' bankruptcy plan approved by the bankruptcy courts in late March 1999. In 1998, APG made a $500,000 deposit on Boyd's as well. APG pledged to invest up to an additional $2,000,000 to fund the emergence of Boyd's out of bankruptcy and increase the level of its operations. Based upon a change in corporate strategy, APG is evaluating strategic alternatives, which may include divestiture, to maximize value.

         -        General corporate purposes including working capital.

     The Company invested $32,000 in additional equipment in the first quarter.

         During the quarter ended March 31, 1999, cash flows from financing activities were $5,440,000. The Company placed 2,574,000 shares of Series A Preferred stock with accredited investors at $2.50 per share. This resulted in approximately $5,591,000 net proceeds to the Company. This was offset slightly by the repayment of long-term obligations of $124,000 and $27,000 in capital lease payments.

         APG expects to fund its non-acquisition related liquidity needs through cash generated from operations, its unused credit facility and the issuance of additional preferred shares. At present, APG does not have any covenants that would restrict its ability to transfer funds among the parent company and its subsidiaries.

         In November 1998, APG obtained a $1,000,000 revolving credit facility, which is guaranteed by a former member of the Board of Directors, who placed $1,000,000 in a CD with the creditor. Available credit at March 31, 1999 was $124,000. This revolving credit facility has been refinanced through November 1999 and carries an interest rate of 6.56%.

         Additionally, the same former board member guaranteed a $720,000 equipment loan. The balance bears interest at a rate of 6.35% and is to be paid in 18 monthly installments of $40,000, which commenced in December 1998. As of March 31, 1999, the balance on this equipment loan was $560,000.

         On May 15, 1999, a note receivable due from Professional Sportscar Racing of America comes due. The balance of note plus accrued interest through that date will be $690,000. This note may be refinanced.

         On May 3, 1999, the Company announced that APG has signed a letter of intent with Triumph Capital Inc. of Massachusetts, whereby Triumph will provide $40,000,000 of private equity funds to be used solely for APG's proposed acquisition of Loctite's AAD.

RELATED PARTY TRANSACTIONS

         During the first quarter of 1999, APG paid $1,000,000 in a non-refundable deposit to Ampersand Ventures for the option to acquire AC Tech, pending the successful acquisition of Loctite. This $1,000,000 was subsequently loaned on an unsecured basis to fund AC Tech's operations and other investment activities. APG's Chairman and CEO is also Chairman and CEO of AC Tech as well as a minority shareholder of AC Tech.

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

Part II. Other Information

ITEM 1.  -- LEGAL PROCEEDINGS

         The Company or its subsidiaries is engaged in various litigation, none of which are believed by Management to involve claims for damages against the Company or its subsidiaries of more than 10% of the Company's assets.

ITEM 2.  -- CHANGES IN SECURITIES AND USE OF PROCEEDS

         In November 1998, the Company commenced a private placement of 4,000,000 shares of its Series A Preferred Stock at $2.50 per share. The preferred shares are convertible to Common shares of the Company at a conversion rate of one share of Common stock for each share of Preferred stock. In December 1998, 540,000 shares were placed with accredited investors, raising $1,350,000 in aggregate proceeds.

         During the quarter ended March 31, 1999, the Company sold an additional 2,574,000 shares of Series A Preferred Stock at $2.50 per share, raising approximately $6,400,000 gross proceeds. Net proceeds to the Company for this period were $5,600,000. The Series A Preferred Stock was sold to accredited investors in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 4.  -- SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On or before the close of business on March 18, 1999, a majority of APG's stockholders approved the Company's 1998 Stock Option Plan (the "Plan") by written consent. As adopted the number of shares approved for the Plan is 4,000,000. The purpose of the Plan is to provide executive and other key employees of the Company, and its subsidiaries, who have substantial responsibility for the management and growth of the Company with additional incentives by allowing employees to acquire an ownership interest in the company. The Plan is a compensatory benefit plan within the meaning of rule 701 under the Securities Act of 1933. The Plan is to be administered by the Compensation Committee of the Company. The options granted under the Plan may be either nonqualified stock options or "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, or any successor provision. The Plan provides for specific conditions and limitations on the vesting, exercise, expiration, and transfer of Options granted under the Plan. The maximum exercise date for Options granted under the Plan is 10 years. In addition to approving the Plan, a majority of shareholders approved the options previously granted in accordance with the Plan. The Plan was filed with the Securities and Exchange Commission on February 26, 1999.

ITEM 5.  -- OTHER INFORMATION

         The Company completed in March 1999 a private placement of Series A Preferred Stock at $2.50 per share to accredited investors. The terms of the offering are consistent with the private placement completed in August 1998. The net proceeds to the Company were $6,800,000. Proceeds received will be applied to legal, accounting, and printing costs associated with the offering, working capital, financing the growth in sales of Royal Purple, general corporate purposes, and future acquisitions. The Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold until registered under the Securities Act, or unless sold under an exemption from registration requirements.

         The Company has entered into letters of intent during the first quarter of 1999 to acquire the following companies: Advanced Chemistry & Technology, Inc. and Loctite's AAD. These companies fall within the Company's acquisition strategy, which is focused on two primary market areas: specialty chemicals for aerospace and automotive applications. APG placed a $1,000,000 non-refundable deposit for the option to acquire AC Tech, provided APG completes the acquisition of Loctite's AAD. APG placed a $2,000,000 deposit for the acquisition of AAD. If APG fails to complete the financing required by AAD by May 15, 1999, APG may be required to make an additional deposit of $1,000,000. The letters of intent are non-binding and there can be no assurance that the Company will enter definitive agreements with the aforementioned parties or that any of these potential acquisitions will ultimately be consummated.

         Subsequent to the end of the first quarter, James Dunn, who was APG's Chief Operating Officer, resigned from his position in the Company. The Company has no plans to fill this position.

ITEM 6.  -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits to Part II

Exhibit 10.1             Ampersand Ventures Agreement
Exhibit 10.2 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with first Capital Bank of Arizona dated May 3, 1999
Exhibit 27.1             Financial Data Schedule


(b) Reports on Form 8-K

         The Company filed no Reports on Form 8-K during the reporting period.



The items omitted are either inapplicable or are items to which the answer is negative.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.
                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AUTOMOTIVE PERFORMANCE GROUP, INC.

May 14, 1999                   /s/  DEAN M. WILLARD
                               --------------------
                               Dean M. Willard
                               Chairman of the Board and Chief Executive Officer

                               /s/  CARL WALKER
                               --------------------
                               Carl Walker
                               Chief Financial Officer

Exhibit 10.1             Ampersand Ventures Agreement
Exhibit 10.2 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with first Capital Bank of Arizona dated May 3, 1999
Exhibit 27.1             Financial Data Schedule




The items omitted are either inapplicable or are items to which the answer is negative.