Form 10QSB
period 1999-06-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 1999-08-23
CIK 1053736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                                 NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] (Not Applicable)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 31, 1999 the issuer had 8,449,771 outstanding shares of Common Stock, par value $.0001


Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

                          Automotive Performance Group, Inc. and Subsidiaries

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                   (In Thousands, Except Share Data)

                                                                                   June 30,          December 31,
                                                                                     1999                1998
                                                                                 ------------        ------------
CURRENT ASSETS
      Cash                                                                         $    124           $  1,829
      Restricted cash                                                                 3,037                500
      Accounts receivable, net of allowance for
           doubtful accounts of $0 and $19 respectively                                  --                327

Inventories                                                                              --                907
      Prepaid expenses and other                                                      1,482                374
      Net assets of discontinued specialty chemical subsidiary                        1,009                 --
      Net assets of discontinued automotive parts and
           accessories subsidiaries                                                   2,100                 --
      Purchase option                                                                 1,000                 --
      Notes receivable                                                                   --                600
                                                                                   --------           --------
           Total current assets                                                       8,752              4,537

PROPERTY, PLANT and EQUIPMENT, net                                                       91              1,710

OTHER ASSETS
      Net assets of discontinued specialty chemical subsidiary                           51                 --
      Net assets of discontinued automotive parts and
           accessories subsidiaries                                                   1,506                 --
      Other assets                                                                       --                 20
                                                                                   --------           --------

                                                                                   $ 10,400           $  6,267
                                                                                   ========           ========


CURRENT LIABILITIES
      Line of credit                                                               $     --           $    876
      Current maturities of long-term obligations                                        --                496
      Current maturities of capital lease obligations                                    --                105
      Notes payable                                                                   2,023                 --
      Accounts payable                                                                1,569              1,440
      Accrued liabilities                                                                45                240
      Net liabilities of discontinued specialty chemical
           subsidiary including provision for losses                                    687                 --
      Net liabilities of discontinued automotive parts and
           accessories subsidiaries including provision for losses                    5,772                 --
                                                                                   --------           --------
           Total current liabilities                                                 10,096              3,157

LONG TERM OBLIGATIONS, less current maturities                                           --                944

LONG TERM CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                 --                179

COMMITMENTS AND CONTINGENCIES                                                            --                 --

STOCKHOLDERS' EQUITY
      Preferred stock - authorized 13,000,000 shares, $.0001 par
           value, 4,799,000 and 2,195,000 shares outstanding, respectively               --                 --
      Common Stock - authorized 130,000,000 shares, $.0001 par
           value, 6,455,071 and 6,239,956 shares outstanding, respectively                1                  1
      Additional contributed capital                                                 45,337             38,418
      Accumulated other comprehensive income                                             28                 28
      Accumulated deficit                                                           (45,062)           (36,460)
                                                                                   --------           --------
                                                                                        304              1,987
                                                                                   --------           --------

                                                                                   $ 10,400           $  6,267
                                                                                   ========           ========



               The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                            Three Months Ended              Six Months Ended
                                                                                  June 30,                       June 30,
                                                                        ---------------------------     ---------------------------
                                                                           1999            1998            1999            1998
                                                                        -----------     -----------     -----------     -----------
Revenues                                                                $        --     $        --     $        --     $        --

Expenses
      Selling, general and administrative                                        28             223             226             223
      Salaries, payroll taxes and benefits                                       75              --             306              --
      Professional expenses                                                     372              --             731              --
      Depreciation and amortization                                               7              --               9              --
      Write-off of goodwill                                                   3,047              --           3,047              --
                                                                        -----------     -----------     -----------     -----------
                                                                              3,529             223           4,319             223
                                                                        -----------     -----------     -----------     -----------

            Operating loss                                                   (3,529)           (223)         (4,319)           (223)

Other income (expense)
      Interest expense                                                          (94)             --            (249)             --
      Interest income                                                            25              --              37              --
                                                                        -----------     -----------     -----------     -----------

            Loss from continuing operations before discontinued
                 operations and extraordinary item                           (3,598)           (223)         (4,531)           (223)

Discontinued operations
      Loss from operations of discontinued venue division
            and subsidiary                                                       --            (119)             --            (339)
      Loss from operations of discontinued race team subsidiary                  --            (764)             --          (2,522)
      Loss from operations of discontinued specialty chemical
            subsidiary                                                         (802)         (1,312)         (1,111)         (1,545)
      Loss from sale of discontinued specialty chemical subsidiary including provision of $185 for operating losses
            during phase-out period                                            (185)             --            (185)             --
      Loss from operations of automotive parts and accessories
            subsidiaries                                                       (909)         (1,894)         (1,090)         (2,641)
      Loss from sale of discontinued automotive parts and
            accessories subsidiaries including provision of $267
            for operating losses during phase-out period                     (1,685)             --          (1,685)             --
                                                                        -----------     -----------     -----------     -----------

                 Loss from discontinued operations                           (3,581)         (4,089)         (4,071)         (7,047)
                                                                        -----------     -----------     -----------     -----------

            Loss before extraordinary item                                   (7,179)         (4,312)         (8,602)         (7,270)

Extraordinary item
      Gain from extinguishment of debt                                           --              --              --             259
                                                                        -----------     -----------     -----------     -----------

            NET LOSS                                                    $    (7,179)     $   (4,312)    $    (8,602)    $    (7,011)
                                                                        ===========     ===========     ===========     ===========

Loss per common share basic and diluted
      Loss before discontinued operations
            and extraordinary item                                      $     (0.56)    $     (0.04)    $     (0.72)    $     (0.06)
      Discontinued operations                                                 (0.55)          (0.71)          (0.64)          (1.77)
      Extraordinary item                                                         --              --              --            0.07
                                                                        -----------     -----------     -----------     -----------

                                                                        $     (1.11)    $     (0.75)    $     (1.36)    $     (1.76)
                                                                        ===========     ===========     ===========     ===========




        The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                           Six Months ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        1999               1998
                                                                     -----------        -----------
Increase (Decrease) in Cash

Cash flows from operating activities:
      Net loss                                                        $(8,602)           $(7,011)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                  109              1,045
           Deferred revenue                                                --               (100)
           Forgiveness of debt                                             --               (259)
           Equity in losses from affiliates                                 8                377
           Provision for losses on discontinued operations              1,870                (40)
           Write-off of goodwill                                        3,047                759
           Issuance of common stock for services                           78                 --
           Loss (gain) on disposal of assets                               42               (201)
           Write-off of notes receivable                                  507                 --
           Changes in assets and liabilities:
                 Accounts receivable                                      (76)               305
                 Notes receivable                                          --                 33
                 Inventories                                             (212)              (206)
                 Prepaid expenses and other assets                         (7)              (135)
                 Accounts payable                                         719              1,177
                 Accrued liabilities                                       11                (38)
                                                                      -------            -------
                        Net cash used in operating activities       s  (2,506)            (4,294)

Cash flows from investing activities:
      Purchase of equipment                                               (78)               (82)
      Investment in future acquisitions                                (5,393)                --
      Investment in subsidiaries                                       (1,194)                --
      Proceeds from the disposition of equipment                            1                979
                                                                      -------            -------
           Net cash provided by (used in) investing activities         (6,664)               897

Cash flows from financing activities:
      Payments on long-term obligations                                  (222)              (794)
      Payments on capital leases                                          (51)                --
      Proceeds from issuance of preferred stock                         5,591              1,000
      Proceeds from notes payable                                       2,023
      Borrowings on line of credit, net                                   124                939
                                                                      -------            -------
           Net cash provided by financing activities                    7,465              1,145

Net decrease in cash                                                   (1,705)            (2,252)

Cash at beginning of period                                             1,829              3,511
                                                                      -------            -------

Cash at end of period                                                 $   124            $ 1,259
                                                                      =======            =======

Cash paid during the period for interest                              $   127            $   187
                                                                      =======            =======



        The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The unaudited consolidated condensed financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of Automotive Performance Group, Inc. and subsidiaries (the "Company" or "APG") and notes thereto, for its fiscal year ended December 31, 1998.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market and consisted of the following at:

                               December 31,
                                  1998
                               -----------
         Raw materials         $   203,000
         Work in process                --
         Finished goods            704,000
                               -----------
         Total Inventories     $   907,000
                               ===========

Inventories totaling approximately $505,000 and $614,000 at June 30, 1999 are included in net assets of discontinued automotive parts and accessories subsidiaries and net assets of discontinued specialty chemical subsidiary, respectively. See note 4.


NOTE 3 - ACQUISITIONS AND MERGERS

In February 1999, the Company signed a Term Sheet and Option Agreement for the acquisition of Ampersand Ventures' AC Tech Equity and Debt. Concurrent with the execution of the Term Sheet and Option Agreement, the Company made a non-refundable, $1,000,000 option payment to Ampersand Ventures. Ampersand Ventures then invested this money as an unsecured, subordinated loan to AC Tech. The Company's Chairman and CEO is also the Chairman and CEO of AC Tech, as well a minority shareholder of AC Tech. As of June 30, 1999 the option payment is included in current assets as "Purchase Option" and was subsequently used as partial payment of the purchase price of a 22% equity interest in PBT Brands, Inc., discussed below.

              Automotive Performance Group, Inc. and Subsidiaries
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

In April 1999, APG acquired 80% of the current outstanding shares of the common stock of Boyd's Wheels, Inc. out of bankruptcy protection for a total cash purchase price of approximately $1,690,000 in addition to 200,000 shares of the Company's common stock. The purchase was accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $3,047,000 was written off as of June 30, 1999 as the expected future operating discounted cash flows of the acquired business are less than the carrying value of goodwill. The Company has agreed to invest up to an additional $2,000,000 of cash in Boyd's Wheels, Inc.

In April 1999, APG formed a wholly-owned subsidiary, D'Artagnan Associates, Inc, a Delaware Corporation for the purpose of merging with a California Corporation of the same name, which was primarily owned by APG's board chairman and chief executive officer, Dean M. Willard. On July 20, 1999, the merger was consummated for a purchase price of 1,000,000 shares of APG's common stock, plus an additional 1,000,000 shares of APG's common stock subject to certain restrictions.

On July 13, 1999 the Company entered into an agreement with the Jordan Company
(TJC) which would allow the acquisition of Loctite's Automotive Aftermarket Business to proceed and be purchased by PBT Brands, Inc. (PBT), a new company formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex) which is majority owned by TJC and affiliates, and allow APG to acquire a 22% interest in the common stock of PBT as well as a $3.25 million interest in PBT's Junior Redeemable Preferred Stock. On July 27, 1999, APG incorporated APG Special Purpose Sub, a Delaware Corporation, for the purpose of holding the investment in Permatex. As of June 30, 1999, the Company has invested approximately $3,037,000 in Permatex. On July 31, 1999, APG completed its acquisition of 22% of the common stock of PBT for $1.1 million and purchased $3.25 million in junior redeemable preferred stock of PBT. Consideration included cash, the AC Tech Term Sheet and Option Agreement, discussed above, and certain fees paid in connection with the acquisition. In the future, APG will have the option to invest up to 22% of the equity in subsequent acquisition opportunities of PBT. Additionally, PBT entered into an agreement to purchase 100% of the outstanding stock of AC Tech, Inc.

On July 23, 1999, APG formed a wholly-owned subsidiary, Zeropaper.com, Inc.
(ZP), a Delaware Corporation, whereby APG received 1,000 shares of Zeropaper.com, Inc.'s common stock with a par value of $.01. On July 29, 1999, ZP purchased all the outstanding shares of Klein Engines and Competition Components, Inc. (Klein) and Automotive Specialty Chemicals Group (ASCG), whereby ZP received a total of 100 shares of common stock of each. ZP also purchased all of APG's ownership of Boyds Wheels, Inc, (BWI) consisting of 102,629,814 shares of BWI's common stock and ZP purchased all of APG's ownership of D'Artagnan Associates, Inc. (DAI), consisting of 1,000 shares of DAI's common stock. ZP also assumes all other past, present, and future obligations of APG related to APG's motor vehicles parts and accessories and specialty chemicals businesses, excluding PBT.

NOTE 4 - DISCONTINUED OPERATIONS

During the second quarter of 1999, the Company decided to sell or spin off substantially all of its operating subsidiaries. Accordingly as of June 30, 1999, these operations were considered

              Automotive Performance Group, Inc. and Subsidiaries
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

discontinued and offered for sale. These operations are reflected as discontinued operations in the Company's Consolidated Condensed Statement of Operations for the three and six months ended June 30, 1999 and 1998.

Specialty Chemical Subsidiary

In July 1999, the Company completed the sale of certain operating assets totaling approximately $1,060,000 of its Royal Purple Motor Oil subsidiary
(RPMO), which marketed and distributed a product line of high performance synthetic oils and lubricants. The proceeds from the sale of the assets will be used to pay off the liabilities of the subsidiary totaling approximately $502,000, net of the provision for operating losses totaling $185,000.

The Company recorded losses from RPMO's operations of $802,000 and $1,312,000 for the three months ended June 30, 1999 and 1998, respectively, and $1,111,000 and $1,545,000 for the six months ended June 30, 1999 and 1998, respectively, as discontinued operations. The Company has recorded $185,000 as a provision for the loss on the sale of the subsidiary and operating losses during the phase-out period.

Automotive Parts and Accessories Subsidiaries

The Company has committed itself to a formal plan of disposal of the Company's automotive parts and accessories subsidiaries by either sale or abandonment. The Company has identified net assets totaling approximately $3,606,000 and liabilities totaling approximately $5,772,000, which includes a provision for losses of approximately $1,685,000, for sale or disposal.

The Company recorded losses from its automotive parts and accessories subsidiaries of $909,000 and $1,894,000 for the three months ended June 30, 1999 and 1998, respectively, and $1,090,000 and $2,641,000 for the six months ended June 30, 1999 and 1998, respectively, as discontinued operations. The Company has recorded a loss of $1,418,000 as a provision for the losses on the sale or abandonment of the subsidiaries and a provision of $267,000 for operating losses during the phase-out period.


NOTE 5 - LOSS PER COMMON SHARE

The Company accounts for loss per common share under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share. Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding was 6,449,727 and 5,769,370 for the three months ended June 30, 1999 and 1998, respectively and was 6,344,841 and 3,973,977 for the six months ended June 30, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the six months ended June 30, 1999 and 1998 was anti-dilutive, and therefore, is not included.


NOTE 6 - NOTES PAYABLE

In May 1999, APG borrowed short term funds totaling $2 million. The notes bear interest at 10% per annum and are due on July 31, 1999. As discussed in note 7, the notes were converted into shares of the Company's Series B preferred stock.

              Automotive Performance Group, Inc. and Subsidiaries
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (Continued)
                                  (Unaudited)

NOTE 7 - PREFERRED STOCK

During the six months ended June 30, 1999, the Company issued 2,574,000 shares of Series A Preferred Stock at $2.50 per share to accredited investors in conjunction with a private placement of 4,000,000 preferred shares. An additional 30,000 shares were issued to the underwriter as a placement fee. The preferred shares are convertible to Common shares of the Company at a conversion rate of one share of Common stock for each share of Preferred stock. A total of 540,000 preferred shares had been issued in conjunction with this placement prior to December 31, 1998. On July 28, 1999, the Company's Series A Preferred Shares were converted to common shares.

In July 1999, APG authorized 7 million shares of Series B Preferred Stock to be partially issued for the purpose of converting approximately $1.5 million in guaranteed debt owed to a majority shareholder of APG for approximately 1,480,000 shares. In addition, the Company converted the $2 million short term borrowings from May 1999 to 2,000,000 shares of Series B Preferred Stock.


NOTE 8 - CONTINGENCIES

The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently discussed case, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.


         The Company originally entered into an agreement with Triumph Partners to provide financing on an acquisition transaction. Triumph subsequently changed the terms of the original agreement and the Company elected to secure financing with another firm that provided more favorable terms for the Company. A claim was subsequently filed against the Company, certain of its affiliates and Mr. Dean M. Willard in the Massachusetts Superior Court on August 18, 1999, which seeks damages in excess of $160 million. While management does not expect the plaintiff to prevail in this claim, it is too early to provide any evaluation of the claim at this time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

HISTORICAL

         Automotive Performance Group, Incorporated ("APG" or the "Company") was formed to be the parent company for high performance automotive- and specialty chemical-related operating subsidiaries. The objective of the Company was to develop and successfully market a spectrum of integrated mutually supportive brands of products and services for the high-performance automotive and specialty chemicals industries. Specialty chemicals comprise an important part of the overall automotive market as well as certain non-automotive market niches.

NEW BUSINESS STRUCTURE

         On August 4, 1999 APG announced a multi-faceted restructuring program following its acquisition of a 22% equity ownership position in PBT Brands, Inc.
(PBT). PBT was formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex). Permatex manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff and Fast Orange brand names. The restructuring when completed will result in APG's assets being primarily made up of its investment in PBT. APG has the right to invest up to 22% of the equity in subsequent acquisitions by PBT. APG will also seek acquisition opportunities in areas that do not interfere with the business of PBT.

         As a result of these restructuring changes, which are explained in more detail in the notes to the financial statements appearing in Part 1, Item 1 of this report, virtually all of APG's business activities that were extant a year ago no longer exist as continuing operations. In addition, virtually all of APG's business activities that will continue on a going-forward basis are new to the Company. Because of this restructuring, management believes it would be misleading to present comparative financial statements or analyses. Notes 3 and 4 to the financial statements provide details regarding these divestitures and acquisitions.

OUTLOOK

         Management believes that the restructuring of APG as outlined above and in the notes to the financial statements has placed the Company in a position to realize positive earnings and growth beginning in the third quarter of 1999 and continuing into the future.

LIQUIDITY AND CAPITAL RESOURCES

         Upon completing the restructuring of the business as discussed above, the Company's assets will be made up primarily of its investment in PBT. Although temporarily the Company will not have any direct operations it will seek acquisition opportunities. Future acquisition activities are expected to be financed through a combination of earnings from investments, private placements of stock and debt.

RELATED PARTY TRANSACTIONS

         As discussed in the notes to the financial statements, various acquisitions, including the D'Artagnan and AC Tech acquisitions, involved related parties. In addition, a significant amount of the Company's liquidity was obtained from related parties.

SEASONALITY

         While the Company's former operating units were seasonally affected, the ongoing investments are not expected to be affected by seasonal trends. Divestiture efforts and the amounts finally realized from divestiture may be adversely affected by the drop in fourth quarter revenues if the divestiture activities are not completed in a timely manner.

FORWARD-LOOKING STATEMENTS

         Matters discussed herein contain forward-looking statements. The Company's actual results may differ significantly from results indicated by forward-looking statements. Factors that might cause some differences include, but are not limited to, changes in the public's interest in racing, and shifts in leisure time pursuit preferences; changes in government regulations affecting racing, sponsors, customers, the Company, or its subsidiaries; risks generally involved in the high performance automotive business including, but not limited to, product liability risk as a result of high performance engines and certain specialty chemicals which are intended to improve automotive performance, sometimes in extreme or severe conditions; the ability of the Company to continue to produce quality products at competitive prices in markets which are historically intensely competitive; the Company's ability to raise sufficient debt and equity capital to meet increased operating and acquisition requirements; the Company's ability to recruit and retain key personnel; unfavorable results in litigation which the Company is currently involved in, or may become subject to; the ability to effectively integrate the personnel and operations of acquired companies; the effect of the Company's investment on the operations and reputation of Permatex; compliance with hazardous waste disposal regulations and standards; and the Company's history of operating losses and limited operating history.

                                    PART II.
                                OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

         The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently disclosed case, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

         The Company originally entered into an agreement with Triumph Partners to provide financing on an acquisition transaction. Triumph subsequently changed the terms of the original agreement and the Company elected to secure financing with another firm that provided more favorable terms for the Company. A claim was subsequently filed against the Company, certain of its affiliates and Mr. Dean M. Willard in the Massachusetts Superior Court on August 18, 1999, which seeks damages in excess of $160 million. While management does not expect the plaintiff to prevail in this claim, it is too early to provide any evaluation of the claim at this time.

ITEM 2. - CHANGES IN SECURITIES

         During the second quarter of 1999, 200,000 shares of common stock were issued in conjunction with the Boyds acquisition, and an additional 15,115 shares were issued for services rendered at fair value.

         On July 28, 1999, the Company issued 2,000,000 shares to Dean M. and Rebecca J. Willard in conjunction with the D'Artagnan acquisition. 1,000,000 of these shares are being held by the Company and will be released to the Willards when certain performance milestones are reached.

         During the second quarter of 1999, 30,000 shares of Series A Preferred Stock were issued to the underwriter as a placement fee.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. - OTHER INFORMATION

         The Company entered into letters of intent during the first quarter of 1999 to acquire Advanced Chemistry & Technology, Inc. and Loctite's AAD. These companies fall within the Company's acquisition strategy, which is focused on two primary market areas: specialty chemicals for aerospace and automotive applications. These acquisitions were completed in the third quarter of 1999 as described in note 3 to the financial statements and discussed in the paragraph titled "New business structure" in Part I, Item 2, above.

         During the second quarter of 1999, James Dunn, who was APG's Chief Operating Officer, resigned from his position in the Company. In addition, Jennifer Burns and Joe Marenda resigned as officers. The Company has no plans to fill those positions. During the third quarter, Mr. Carl Walker resigned as Chief Financial Officer and was succeeded by Mr. George Barraza. Mr. Walker retained his position as Secretary. The Board of Directors is comprised of Dean
M. Willard, Chairman and Chief Executive Officer, George Barraza, Chief Financial Officer, Carl Walker, Secretary, and Thomas Carmody.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1      APG-IMSG Plan of Merger (2)

3.1      Certificate of Incorporation of APG (4)

3.2      Certificate of Amendment to Certificate of Incorporation (4)

3.3      Bylaws of Registrant (4)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (3)(*4)

10.1 Loan and Options Agreement dated as of September 16, 1997, among International Motor Sports Group, Inc., Andrew L. Evans, Klein Engines & Competition Components, Inc., and Thomas G. Klein (1)(*10.1)

10.2     Form of Promissory Note to International Motor Sports Group, Inc.
         (1)(*10.2)

10.3     Registration Rights Agreement dated as of            , 1998, between
         Klein Engines & Competition Components, Inc. and Thomas G. Klein
         (1)(*10.3)

10.4 Deed of Trust dated November 29, 1996 between Klein Engineered Competition Components, Inc. and Bank of Arizona (1)(*10.4)

10.5 Note dated November 29, 1996 from Klein Engineered Competition Components, Inc., as borrower, to Bank of Arizona as lender (1)(*10.5)

10.6 Commercial Security Agreement dated November 29, 1996 between Klein Engineered Competition Components, Inc. and Bank of Arizona (1)(*10.6)

10.7     Guaranty of Thomas G. Klein dated November 29, 1996 (1)(*10.7)

10.8 Deed of Trust dated June 30, 1997 between Klein Engines & Competition Components, Inc. and Century Bank (1)(*10.8)

10.9 Promissory Note dated June 30, 1997, from Klein Engines & Competition Components, Inc., as borrower, to Century Bank, as lender (1)(*10.9)

10.10 Business Loan Agreement dated June 30, 1997 between Klein Engines & Competition Components, Inc., and Century Bank (1)(*10.10)

10.11    Commercial Guaranty of Thomas G. Klein dated June 30, 1997 (1)(*10.11)

10.12 License Agreement date July 29, 1997, between Fueling Advanced Technologies, Inc. and Klein Engines & Competition Components, Inc.
         (1)(*10.12)

10.13 $500,000 Loan Agreement for Royal Purple Motor Oil, Inc. with Keybank dated June 15, 1998, and maturing December 15, 1998 (3)(*10)

10.14 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated November 4, 1998 (5)(*10.14)

10.15 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated May 3, 1999 (7)(*10.2)

10.16 $719,733 Commercial Installment Note for Team Scandia with National City Bank of Indiana dated November 19, 1998 (5)(*10.15)

10.17    Boyds Agreement (5)(*10.16)

10.18    Agreement to acquire Ampersand's investment interest in AC Tech.
         (7)(*10.1)

10.19    1998 Stock Option Plan as amended May 22, 1998 (6)

27.1     Financial Data Schedule
--------------------------------

         (*)      Exhibit Number of this document in original filing.

         (1) Incorporated by reference to the Registration Statement on Form 10-SB filed by Klein Engines & Competition Components, Inc. (predecessor to APG) on February 2, 1998.

         (2) Incorporated by reference to the Current Report on Form 8-K/A filed on July 1, 1998.

         (3) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended June 30, 1998.

         (4) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998.

         (5) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (6) Incorporated by reference to Appendix A of the Definitive Information Statement on Form 14C filed on February 26, 1999.

         (7) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended March 31, 1999.

(b) Reports on Form 8-K

         On April 19, 1999, the Company filed a Current Report on Form 8-K. This report disclosed the acquisition, on April 2, 1999, of 80% of the current outstanding shares of common stock of Boyds Wheels, Inc. This acquisition was consummated as discussed in the Annual Report for the year ended December 31, 1998 filed on Form 10-KSB. The agreement governing this acquisition was included as Exhibit 10.16 of that Annual Report. The Form 8-K stated that the required financial statements would be filed within 60 days.

         On June 11, 1999, the Company amended the April 19 report by filing a Current Report on Form 8-K/A. This report stated that financial statements were not required for the acquisition of the Boyds stock.



The items omitted are either inapplicable or are items to which the answer is negative.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.


                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AUTOMOTIVE PERFORMANCE GROUP, INC.

August 20, 1999           /s/  DEAN M. WILLARD
                               Dean M. Willard
                               Chairman of the Board and Chief Executive Officer

August 20, 1999           /s/  GEORGE BARRAZA
                               George Barraza
                               Chief Financial Officer

ITEM 6. - EXHIBIT INDEX

2.1      APG-IMSG Plan of Merger (2)

3.1      Certificate of Incorporation of APG (4)

3.2      Certificate of Amendment to Certificate of Incorporation (4)

3.3      Bylaws of Registrant (4)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (3)(*4)

10.1 Loan and Options Agreement dated as of September 16, 1997, among International Motor Sports Group, Inc., Andrew L. Evans, Klein Engines & Competition Components, Inc., and Thomas G. Klein (1)(*10.1)

10.2     Form of Promissory Note to International Motor Sports Group, Inc.
         (1)(*10.2)

10.3     Registration Rights Agreement dated as of            , 1998, between
         Klein Engines & Competition Components, Inc. and Thomas G. Klein
         (1)(*10.3)

10.4 Deed of Trust dated November 29, 1996 between Klein Engineered Competition Components, Inc. and Bank of Arizona (1)(*10.4)

10.5 Note dated November 29, 1996 from Klein Engineered Competition Components, Inc., as borrower, to Bank of Arizona as lender (1)(*10.5)

10.6 Commercial Security Agreement dated November 29, 1996 between Klein Engineered Competition Components, Inc. and Bank of Arizona (1)(*10.6)

10.7     Guaranty of Thomas G. Klein dated November 29, 1996 (1)(*10.7)

10.8 Deed of Trust dated June 30, 1997 between Klein Engines & Competition Components, Inc. and Century Bank (1)(*10.8)

10.9 Promissory Note dated June 30, 1997, from Klein Engines & Competition Components, Inc., as borrower, to Century Bank, as lender (1)(*10.9)

10.10 Business Loan Agreement dated June 30, 1997 between Klein Engines & Competition Components, Inc., and Century Bank (1)(*10.10)

10.11    Commercial Guaranty of Thomas G. Klein dated June 30, 1997 (1)(*10.11)

10.12 License Agreement date July 29, 1997, between Fueling Advanced Technologies, Inc. and Klein Engines & Competition Components, Inc.
         (1)(*10.12)

10.13 $500,000 Loan Agreement for Royal Purple Motor Oil, Inc. with Keybank dated June 15, 1998, and maturing December 15, 1998 (3)(*10)

10.14 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated November 4, 1998 (5)(*10.14)

10.15 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated May 3, 1999 (7)(*10.2)

10.16 $719,733 Commercial Installment Note for Team Scandia with National City Bank of Indiana dated November 19, 1998 (5)(*10.15)

10.17    Boyds Agreement (5)(*10.16)

10.18    Agreement to acquire Ampersand's investment interest in AC Tech.
         (7)(*10.1)

10.19    1998 Stock Option Plan as amended May 22, 1998 (6)

27.1     Financial Data Schedule
--------------------------------

         (*)      Exhibit Number of this document in original filing.

         (1) Incorporated by reference to the Registration Statement on Form 10-SB filed by Klein Engines & Competition Components, Inc. (predecessor to APG) on February 2, 1998.

         (2) Incorporated by reference to the Current Report on Form 8-K/A filed on July 1, 1998.

         (3) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended June 30, 1998.

         (4) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998.

         (5) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (6) Incorporated by reference to Appendix A of the Definitive Information Statement on Form 14C filed on February 26, 1999.

         (7) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended March 31, 1999.