Form 10QSB
period 1999-09-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 2000-01-25
CIK 1053736

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         On August 16, 1999, the Company filed a Current Report on Form 8-K which disclosed the purchase of a 22% ownership position in PBT Brands, Inc. on August 2, 1999. That Form 8-K indicated that the financial statements and pro forma financial information were not available by August 16 and that those documents would be filed by an amendment to that Form 8-K. The Company has not received all of the required documents to date and will file the amendment when it receives all required materials.


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On December 31, 1999 the issuer had 12,404,071 outstanding shares of common stock, par value $.0001


         Transitional Small Business Disclosure Format (Check One):
Yes [  ]   No [X]

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, Except Share Data)

                                                       September 30,     December 31,
                                                            1999             1998
                                                          --------         --------
CURRENT ASSETS
  Cash                                                    $    210         $  1,829
  Restricted cash                                             --                500
  Accounts receivable, net of allowance for
    doubtful accounts of $53 and $19, respectively            --                327
  Other receivable                                             250             --
  Inventories                                                 --                907
  Prepaid expenses and other                                    64              374
  Net assets of discontinued automotive parts and
    accessories subsidiaries                                   434             --
  Notes receivable                                            --                600
                                                          --------         --------
    Total current assets                                       958            4,537

PROPERTY, PLANT and EQUIPMENT, net                              59            1,710

OTHER ASSETS
  Net assets of discontinued automotive parts and
    accessories subsidiaries                                 1,451             --
  Investment in PBT Brands, Inc.                             4,491             --
  Other assets                                               1,875               20
                                                          --------         --------
                                                          $  8,834         $  6,267
                                                          ========         ========

CURRENT LIABILITIES
  Line of credit                                          $   --           $    876
  Current maturities of long-term obligations                 --                496
  Current maturities of capital lease obligations             --                105
  Notes payable                                                  9             --
  Accounts payable                                           1,572            1,440
  Accrued liabilities                                          222              240
  Net liabilities of discontinued automotive
    parts and accessories subsidiaries including
    provision for losses                                     2,370             --
                                                          --------         --------
    Total current liabilities                                4,173            3,157

LONG TERM OBLIGATIONS, less current maturities                --                944

LONG TERM CAPITAL LEASE OBLIGATIONS, less
  current maturities                                          --                179

COMMITMENTS AND CONTINGENCIES                                 --               --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 13,000,000 shares,
    $.0001 par value:
    Series A - authorized 5,650,000 shares;
      0 and 2,195,000 shares outstanding,
      respectively                                            --               --
    Series B - authorized 7,000,000 shares;
      3,480,000 and 0 shares outstanding,
      respectively                                            --               --
  Common Stock - authorized 130,000,000 shares,
    $.0001 par value, 12,404,071 and 6,239,956
    shares outstanding, respectively                             1                1
  Additional contributed capital                            62,566           38,418
  Accumulated other comprehensive income                        28               28
  Accumulated deficit                                      (57,934)         (36,460)
                                                          --------         --------
                                                             4,661            1,987
                                                          --------         --------
                                                          $  8,834         $  6,267
                                                          ========         ========

        The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                  Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                               -------------------------         ---------------------------
                                                 1999             1998             1999               1998
                                               --------         --------         --------           --------
Revenues                                       $   --           $   --           $   --             $   --

Expenses
  Selling, general and administrative               142              118              368                341
  Salaries, payroll taxes and benefits               82               45              388                 45
  Professional expenses                             138              535              869                535
  Depreciation and amortization                       5             --                 14               --
  Write-off of goodwill                            --               --              3,047               --
                                               --------         --------         --------           --------
                                                    367              698            4,686                921
                                               --------         --------         --------           --------
    Operating loss                                 (367)            (698)          (4,686)              (921)

Other income (expense)
  Equity in earnings of affiliate                   141             --                141               --
  Interest expense                                 (115)            --               (364)              --
  Acquisition costs                              (2,067)            --             (2,067)              --
  Financing costs                                (9,902)            --             (9,902)              --
  Other income                                       60             --                 97               --
                                               --------         --------         --------           --------
    Loss from continuing operations
      before discontinued operations
      and extraordinary item                    (12,250)            (698)         (16,781)              (921)

Discontinued operations
  Loss from operations of discontinued
    venue division and subsidiary                  --               --               --                 (339)
  Loss from operations of discontinued
    race team subsidiary                           --               (890)            --               (3,412)
  Loss from operations of discontinued
    specialty chemical subsidiary                  --               (711)          (1,111)            (2,256)
  Loss from sale of discontinued
    specialty chemical subsidiary
    including operating losses during
    phase-out period                               (622)            --               (807)              --
  Loss from operations of discontinued
    automotive parts and accessories
    subsidiaries                                   --             (1,288)          (1,090)            (3,929)
  Loss from sale of discontinued
    automotive parts and accessories
    subsidiaries including provision
    for operating losses during
    phase-out period of $585 as of
    September 30, 1999                             --               --             (1,685)              --
                                               --------         --------         --------           --------
      Loss from discontinued operations            (622)          (2,889)          (4,693)            (9,936)
                                               --------         --------         --------           --------
    Loss before extraordinary item              (12,872)          (3,587)         (21,474)           (10,857)

Extraordinary item
  Gain from extinguishment of debt                 --               --               --                  259
                                               --------         --------         --------           --------
    NET LOSS                                   $(12,872)        $(3,587)        $(21,474)          $(10,598)
                                               ========         ========         ========           ========
Loss per common share basic and diluted
  Loss before discontinued operations
    and extraordinary item                     $  (1.14)        $  (0.12)        $  (2.14)          $  (0.20)
  Discontinued operations                         (0.06)           (0.49)           (0.60)             (2.16)
  Extraordinary item                               --               --               --                 0.06
                                               --------         --------         --------           --------
                                               $  (1.20)        $  (0.61)        $  (2.74)          $  (2.30)
                                               ========         ========         ========           ========

        The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                  Nine Months ended
                                                                     September 30,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
Increase (Decrease) in Cash

Cash flows from operating activities:
  Net loss                                                     $(21,474)        $(10,598)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   157            1,593
    Deferred revenue                                               --               (100)
    Forgiveness of debt                                            --               (288)
    Equity in losses from affiliates                                 20              891
    Equity in earnings of affiliate - PBT Brands, Inc.             (141)            --
    Provision for losses on discontinued operations               1,159              (40)
    Write-off of goodwill                                         3,047              759
    Issuance of common stock for services                           251             --
    Issuance of warrants for financing costs                      9,902             --
    Issuance of warrants for acquisition costs                      975             --
    Issuance of stock options for acquisition costs                 824             --
    Loss on sale of assets of subsidiary                            409             --
    Loss (gain) on disposal of assets                                43              (35)
    Write-off of notes receivable                                   600             --
    Changes in assets and liabilities:
      Accounts receivable                                          (261)             194
      Inventories                                                    15               68
      Prepaid expenses and other assets                             203             (224)
      Accounts payable                                              267              724
      Accrued liabilities                                           125             (116)
                                                               --------         --------
        Net cash used in operating activities                    (3,879)          (7,172)

Cash flows from investing activities:
  Purchase of equipment                                             (80)             (97)
  Investment in acquisitions                                       --                112
  Investment in PBT Brands, Inc.                                 (4,350)            --
  Investment in subsidiaries                                     (1,194)            --
  Proceeds from sale of assets of subsidiary                        461             --
  Proceeds from disposition of equipment                             11            1,974
                                                               --------         --------
    Net cash provided by (used in) investing activities          (5,152)           1,989

Cash flows from financing activities:
  Payments on long-term obligations                                (265)          (1,259)
  Payments on capital leases                                        (61)            --
  Proceeds from issuance of preferred stock                       5,591            2,951
  Proceeds from notes payable                                     2,023             --
  Borrowings on line of credit, net                                 124              998
                                                               --------         --------
    Net cash provided by financing activities                     7,412            2,690

Net decrease in cash                                             (1,619)          (2,493)

Cash at beginning of period                                       1,829            3,511
                                                               --------         --------
Cash at end of period                                          $    210         $  1,018
                                                               ========         ========
Cash paid during the period for interest                       $    176         $    255
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


NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost, on a first-in, first-out basis, or market and consisted of the following at:

                                   December 31, 1998
                                   -----------------
          Raw materials            $         203,000
          Work in process                          -
          Finished goods                     704,000
                                   -----------------
          Total Inventories        $         907,000
                                   =================

     Inventories totaling approximately $349,000 at September 30, 1999 are included in net assets of discontinued automotive parts and accessories subsidiaries. See note 5.


NOTE 3 - ACQUISITIONS AND MERGERS

     Boyds Wheels, Inc. In April 1999, APG acquired 80% of the current outstanding shares of the common stock of Boyds Wheels, Inc. out of bankruptcy protection for a total cash purchase price of approximately $1,690,000 in addition to 200,000 shares of the Company's common stock. The purchase was accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $3,047,000 was written off in the second quarter of 1999 as the expected future operating discounted cash flows of the acquired business are less than the carrying value of goodwill. The bankruptcy agreement calls for the company to invest up to an additional $2,000,000 in Boyds Wheels, Inc.

     D'Artagnan Associates, Inc. In April 1999, APG formed a wholly-owned subsidiary, D'Artagnan Associates, Inc., a Delaware corporation, for the purpose of merging with a California corporation of the same name controlled by APG's board chairman and chief executive officer, Dean M. Willard. On July 20, 1999, the merger was consummated for a purchase price of 1,000,000 shares of

               Automotive Performance Group, Inc. and Subsidiaries

                                   (Unaudited)


APG's common stock, plus an additional 1,000,000 shares of APG's common stock subject to certain restrictions. The Company has currently recorded an asset estimated to be $1,875,000, which is the amount of the total acquisition cost. The Company is in the process of obtaining an appraisal of the acquired assets and will recognize the necessary adjustment upon receipt of the final appraisal.

     Zeropaper.com, Inc. - On July 23, 1999, APG formed a wholly-owned subsidiary, Zeropaper.com, Inc. (ZP), a Delaware corporation, whereby APG received 1,000 shares of Zeropaper.com, Inc.'s common stock with a par value of $.01. On July 29, 1999, ZP purchased all the outstanding shares of Klein Engines and Competition Components, Inc. (Klein) and Automotive Specialty Chemicals Group (ASCG), whereby ZP received a total of 100 shares of common stock of each. ZP also purchased all of APG's ownership of Boyds Wheels, Inc., (BWI) consisting of 102,629,814 shares of BWI's common stock, and ZP purchased all of APG's ownership of D'Artagnan Associates, Inc. (DAI), consisting of 1,000 shares of DAI's common stock. ZP also assumes all other past, present, and future obligations of APG related to APG's motor vehicles parts and accessories and specialty chemicals businesses, excluding PBT Brands, Inc.


NOTE 4 - INVESTMENT IN PBT BRANDS, INC.

     In February 1999, the Company signed a Term Sheet and Option Agreement for the acquisition of Ampersand Ventures' Advanced Chemistry & Technology, Inc. (AC
Tech) equity and debt. Concurrent with the execution of the Term Sheet and Option Agreement, the Company made a non-refundable, $1,000,000 option payment to Ampersand Ventures. Ampersand Ventures then invested this money as an unsecured, subordinated loan to AC Tech. The Company's chairman and chief executive officer at the time was also the chairman and chief executive officer of AC Tech, as well as a minority shareholder of AC Tech. On August 2, 1999, the Company contributed the Term Sheet and Option Agreement as partial payment on the purchase of a 22% equity interest in PBT Brands, Inc.

     On July 13, 1999 the Company entered into an agreement with the Jordan Company (TJC) which would allow the Company to acquire a 22% equity ownership position in PBT Brands, Inc. (PBT), a new company formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex). Permatex manufactures, distributes, and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. Permatex is majority owned by TJC and affiliates. To implement this agreement with TJC, several collateral documents were executed among the various parties involved. These collateral documents allowed APG to acquire a 22% interest in the common stock of PBT as well as shares of PBT's preferred stock, and require that options representing approximately 18.5% of the outstanding common stock of APG as of the closing date be held by PBT employees. On July 27, 1999, APG formed a wholly-owned bankruptcy remote subsidiary, APG Special Purpose Sub, Inc., a Delaware corporation, for the purpose of holding the investment in Permatex.

     On August 2, 1999, APG completed its acquisition of 22% of the common stock of PBT. This acquisition included the purchase of $110,000 in common stock of PBT plus $3.25 million in series B junior redeemable preferred stock of PBT plus $990,000 in series D junior redeemable preferred stock of PBT. PBT has the right to buy back its stock from APG upon the occurrence of a change in control of APG or a material breach by APG of the agreement between PBT and APG. APG also acquired the preemptive right to maintain 22% of the equity in PBT's common stock in the case of any future events that might otherwise dilute APG's position, such as the sale of additional PBT stock to fund future

               Automotive Performance Group, Inc. and Subsidiaries

                                   (Unaudited)


acquisitions by PBT. Consideration included cash, the AC Tech Term Sheet and Option Agreement discussed above, and certain fees paid in connection with the acquisition. Additionally, PBT entered into an agreement to purchase 100% of AC Tech.

     Also on August 2, 1999, the Company authorized options for 2,325,000 shares of APG's common stock to PBT employees to comply with the requirement that options representing approximately 18.5% of the outstanding common stock of APG as of the closing date be held by PBT employees. The agreement covering the ownership by PBT employees of options in the Company obligates the Company to issue the options under the 1998 Stock Option Plan. The Company subsequently discovered that it could not issue options to PBT employees under the 1998 Stock Option Plan because that plan is not available to PBT employees. The Company has since reached an agreement with the parties concerned to issue the options under a new option agreement specifically designed for the purpose of issuing the required options in the Company to PBT employees. This new option agreement calls for these options to have an exercise price equal to the fair market value on the date of grant and a term of ten years from the date of grant. On January 12, 2000, options for 1,807,000 shares were granted under the new option agreement with an exercise price of $0.60 per share.

     The Company's investment in PBT is accounted for under the equity method. As of September 30, 1999, the Company's investment in PBT totaled $4,491,000, which includes approximately $141,000 of investment income resulting from the Company's 22% equity interest in PBT. The Company also incurred acquisition costs of $2,067,000 of which $975,000 was non-cash related to the issuance of warrants as discussed in note 8, $824,000 was non-cash related to the issuance of the options mentioned above, and the remaining $268,000 was incurred for various other expenses.

     Summarized unaudited financial information of PBT for the period August 1, 1999 through September 30, 1999 is as follows:

          Net sales          $  21,529,000
          Gross profit       $   9,333,000
          Earnings           $     643,000

NOTE 5 - DISCONTINUED OPERATIONS

     During the second quarter of 1999, the Company decided to sell or spin off substantially all of its operating subsidiaries. Accordingly as of September 30, 1999, these operations were considered discontinued and offered for sale. These operations are reflected as discontinued operations in the Company's Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 1999 and 1998.

     Specialty Chemical Subsidiary - In July 1999, the Company completed the sale of certain operating assets totaling approximately $870,000 of its Royal Purple Motor Oil subsidiary (RPMO), which marketed and distributed a product line of high performance synthetic oils and lubricants. The Company recorded a loss on the sale of assets of $409,000 in addition to $398,000 of operating losses incurred during the phase-out period. The provision of $185,000 recorded in the second quarter for operating losses during the phase-out period was applied to actual losses incurred during the third quarter.

               Automotive Performance Group, Inc. and Subsidiaries

                                   (Unaudited)

     The Company recorded losses from RPMO's operations of $711,000 for the three months ended September 30, 1998 and $1,111,000 and $2,256,000 for the nine months ended September 30, 1999 and 1998, respectively, as discontinued operations. Losses for the three months ended September 30, 1999, are included in the loss from the sale, as discussed above.

     Automotive Parts and Accessories Subsidiaries - The Company has committed itself to a formal plan of disposal of the Company's automotive parts and accessories subsidiaries by either sale or abandonment. The Company has identified net assets totaling approximately $1,885,000 and liabilities totaling approximately $2,370,000, which includes a provision of $574,000 for estimated losses on the sale or disposal of the subsidiaries and $585,000 for operating losses during the phase-out period. For the nine months ended September 30, 1999, the Company has recorded operating losses during the phase-out period totaling $526,000.

     The Company recorded losses from operations of its automotive parts and accessories subsidiaries of $1,288,000 for the three months ended September 30, 1998 and $1,090,000 and $3,929,000 for the nine months ended September 30, 1999 and 1998, respectively, as discontinued operations. Losses for the three months ended September 30, 1999, are included in the loss from the sale as discussed above.


NOTE 6 - LOSS PER COMMON SHARE

     The Company accounts for loss per common share under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share. Loss per share is based on the average number of shares outstanding during each period and income available to common shareholders. The weighted average number of common shares outstanding was 10,741,864 and 5,841,906 for the three months ended September 30, 1999 and 1998, respectively and was 7,828,763 and 4,589,314 for the nine months ended September 30, 1999 and 1998, respectively. The computation for loss per common share assuming dilution for the three months and for the nine months ended September 30, 1999 and 1998 was anti-dilutive, and therefore, is not included.


NOTE 7 - PREFERRED STOCK

     During the nine months ended September 30, 1999, the Company issued 2,604,000 shares of series A preferred stock at $2.50 per share to accredited investors in conjunction with a private placement of 4,000,000 preferred shares. A total of 540,000 preferred shares had been issued in conjunction with this placement prior to December 31, 1998. The preferred shares are convertible to common shares of the Company at the rate of one share of common stock for each share of preferred stock. On July 28, 1999, all the outstanding shares of the Company's series A preferred shares were converted to common shares.

     In July 1999, APG authorized 7,000,000 shares of series B preferred stock to be partially issued for the purpose of converting approximately $1.5 million in debt guaranteed by a majority shareholder of APG for approximately 1,480,000 shares. In addition, the Company converted the $2 million short-term borrowings from May 1999 to 2,000,000 shares.

               Automotive Performance Group, Inc. and Subsidiaries

                                   (Unaudited)

NOTE 8 - WARRANTS

     In conjunction with the borrowings and conversion of $2 million of short-term notes payable discussed in note 7, the Company issued warrants to purchase 2,200,000 and 500,000 shares of common stock at an exercise price of $2.00 and $0.01 per share, respectively. Also in conjunction with the conversion of the Company's $1.5 million of guaranteed debt, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share. The Company recognized financing costs of approximately $9,902,000 at the date the notes and guaranteed debt were converted to preferred stock.

     On July 30, 1999, the Company issued warrants to purchase 1,297,578 shares of common stock at an exercise price of $1.156 per share for services rendered in conjunction with the PBT acquisition discussed in note 4. The Company recognized costs of approximately $975,000 for the fair value of the services received.


NOTE 9 - CONTINGENCIES

     The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently disclosed cases, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

     FUSA, Ltd. (an Ohio limited liability company) has filed suit against International Motor Sports Group, Inc. (a corporation and wholly-owned subsidiary of the Company) and Road Atlanta, Ltd. (a corporation doing business as Panoz Motorsports) on November 19, 1998. This suit is now pending in the U.S. District Court for the Northern District of Ohio Eastern Division. FUSA alleges that it contracted with IMSG to hold two events at a venue owned by IMSG that IMSG sold to Road Atlanta prior to the events. The plaintiff further alleges that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. The plaintiff seeks $150,000 in damages.

     Accurate Air Conditioning, Inc. (an Arizona corporation) has filed suit against the Company, Thomas G. Klein and Jane Doe Klein, husband and wife, and Klein Engines & Competition Components, Inc. (a Nevada corporation) on June 17, 1999. This suit is now pending in the Arizona Superior Court, Maricopa County. Accurate alleges that it sold a building to Klein Engines for cash plus 26,400 shares of Klein Engines common stock and that Tom Klein, personally and as an officer of Klein Engines, signed a Redemption Agreement guaranteeing to repurchase the shares for $5 each. The plaintiff seeks $132,000 plus interest, fees and costs.

     Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) have filed suit against the Company, Mr. Dean M. Willard (Chairman and CEO of both the Company and PBT), PBT Brands, Inc., and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18, 1999). This suit is now pending in the Massachusetts Superior Court, County of Suffolk. Plaintiffs allege that the Company entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs are seeking $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee

               Automotive Performance Group, Inc. and Subsidiaries

                                   (Unaudited)


income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. The Company has indemnified Mr. Willard from all claims in this matter.

     Hermitage Capital Corp. (a Delaware corporation) has filed suit against the Company, KSH Investment Group, Inc. (a Delaware corporation), and Cary W. Sucoff, Managing Director of KSH on August 19, 1999. This suit is now pending in the New York Supreme Court. Hermitage alleges that the Company sold its preferred stock through private placements to accredited investors and used KSH as its sole placement agent for these sales. Hermitage is a broker dealer who participated in one of these placements under an agreement whereby Hermitage received a portion of KSH's fees for bringing investors into the transaction. These fees were a combination of cash and warrants to purchase additional shares. A subsequent placement of APG stock was undertaken with KSH again acting as sole placement agent. An investor brought to the earlier placement by Hermitage also invested in this subsequent placement. Hermitage is seeking the warrants it claims to have never received from the first placement. In addition, Hermitage seeks fees for the later placement based on the additional amount invested by the party it earlier introduced to APG and KSH. In total, Hermitage is seeking warrants for 12,500 shares of Series A preferred stock at $2.00 per share, warrants for an unspecified number of additional shares of Series A preferred stock at $2.50 per share, cash in the aggregate amount of $915,000 or more, unspecified additional compensation, punitive damages, fees, and interest. KSH Investment Group, Inc. has indemnified Automotive Performance Group, Inc. from all claims in this matter.

     While it is too early to provide an evaluation of the above claims at this time, it is possible that, due to the size of the claims asserted against the Company, these matters, either individually or taken together, may have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of APG's level of operation and financial condition. This discussion should be read with the financial statements appearing in Part I, Item 1 of this report.

HISTORICAL

         Automotive Performance Group, Inc. ("APG" or the "Company") was formed to be the parent company for high performance automotive- and specialty chemical-related operating subsidiaries. The objective of the Company was to develop and successfully market a spectrum of integrated mutually supportive brands of products and services for the high-performance automotive and specialty chemicals industries. Specialty chemicals comprise an important part of the overall automotive market as well as certain non-automotive market niches.

NEW BUSINESS STRUCTURE

         On August 4, 1999, APG announced a multi-faceted restructuring program following its acquisition of a 22% equity ownership position in PBT Brands, Inc.
(PBT), a new company formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex). Permatex manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. As a result of this restructuring, APG's assets are now primarily made up of its investment in PBT. APG has the preemptive right to maintain 22% of the equity in PBT's common stock in the case of any future events that might otherwise dilute APG's position, such as the sale of additional PBT stock to fund future acquisitions by PBT. APG continues to seek additional acquisition opportunities in areas that do not interfere with the business of PBT.

FINANCIAL STATEMENTS

         As a result of these restructuring changes, which are explained in more detail in the notes to the financial statements appearing in Part I, Item 1 of this report, virtually all of APG's business activities that were extant a year ago no longer exist as continuing operations. In addition, virtually all of APG's business activities that will continue on a going-forward basis are new to the Company. Because of this restructuring, management cautions the reader that direct comparisons between current and historical statements or analyses may not be meaningful, and may be misleading. Notes 3, 4 and 5 to the financial statements provide details regarding these divestitures and acquisitions.

         Balance Sheets - The September 1999 assets are comprised primarily of the Company's investment in PBT (51% of total assets), excess of the total acquisition cost over the estimated fair value of assets acquired in the D'Artagnan acquisition (included in the caption "other assets") (21% of total assets), and the remaining assets of discontinued subsidiaries pending their disposal (21% of total assets). It is anticipated that the assets of discontinued subsidiaries will decrease over the next several months, thereby further increasing the concentration of the Company's assets in PBT and possible other future investments. The September liabilities are comprised primarily of the remaining liabilities related to discontinued subsidiaries (27% of total assets) and accounts payable plus accrued liabilities (primarily for legal and other professional fees related to the Company's restructuring efforts) (20% of total assets). Equity represents 53% of total assets at September 30, 1999.

         The September amounts have changed from those reported in June primarily as a result of the business restructuring discussed elsewhere in this report. In particular, the restricted cash and purchase option were converted to the PBT investment and the notes payable were converted to equity. Additional contributed capital increased primarily due to the issuance of warrants in conjunction with obtaining debt financing and the subsequent conversion of that debt to equity ($9.9 million), the issuance of series B preferred stock in conjunction with the conversion of debt to equity ($3.5 million), the acquisition of D'Artagnan Associates, Inc. ($1.9 million), the issuance of warrants in conjunction with the acquisition of PBT Brands, Inc. ($1.0 million), and the issuance of options in conjunction with the acquisition of PBT Brands, Inc. ($0.8 million). The accumulated deficit increased due to the net loss during the September quarter.

         Statements of Operations - The operations during the September quarter reflect a net loss of $12.9 million which is comprised of financing and acquisition expenses as discussed below (93% of net loss), losses incurred related to disposal of discontinued subsidiaries (4% of net loss) and the operating loss before other income/expense (3% of net loss). It is anticipated that the losses from discontinued subsidiaries will decrease as these business elements are disposed of. It is expected that the restructuring expenses will continue at a decreasing rate over the next few quarters as the remaining items are completed. These items include various legal, accounting, audit, and securities matters, including various filings with the Securities and Exchange Commission. The September statement reflects two months of ownership in PBT's operations, which resulted in $141,000 net income allocable to APG.

         Financing expenses of $9,902,000 (77% of net loss) are the value of common stock warrants issued as inducement to the parties involved to substitute approximately $3.5 million in debt with an equivalent amount of equity. The premium price paid for this conversion was due to a number of factors. First, the Company had no continuing cash inflows that could support the required payments on the debt. Second, the Company was required to eliminate the debt as part of its involvement in the acquisition of its interest in PBT Brands, Inc. Third, no cash or other assets were paid in issuing these warrants. Fourth, these warrants are for the purchase of common stock that is restricted and therefore has limited liquidity. Last, although significant efforts were made, no other more economical source of financing could be found.

         Acquisition expenses of $2,067,000 (16% of net loss) were primarily incurred in connection with the PBT Brands, Inc. acquisition and consist of the value of common stock warrants granted to one of the Company's advisers on the PBT Brands, Inc. transaction ($975,000 non-cash), the value of common stock options authorized for employees of PBT ($824,000 non-cash), and various other expenses ($268,000).

LIQUIDITY AND CAPITAL RESOURCES

         Since completing the restructuring of the business as discussed above, the Company's assets are made up primarily of its investment in PBT. Although temporarily the Company will not have any direct operations, it continues to seek additional acquisition opportunities. Future acquisition activities are expected to be financed through a combination of earnings from investments, private placements of stock, and debt.

         The Company believes that the existing structure will allow management to minimize operating expenses, however, the Company does not currently have the resources to meet all of its short term obligations. The Company is in the process of selling certain assets that will provide additional working capital. The Company is also starting to negotiate with its creditors to settle the amounts outstanding by various methods including long term payment plans and exchanging debt for equity.

RELATED PARTY TRANSACTIONS

         As discussed in the notes to the financial statements, various acquisitions (including the D'Artagnan acquisition and the AC Tech acquisition) and debt refinancings involved related parties.

SEASONALITY

         While the Company's former operating units were seasonally affected, the ongoing investments are not expected to be materially affected by seasonal trends. Divestiture efforts and the amounts finally realized from divestiture may be adversely affected by the drop in fourth quarter revenues if the divestiture activities are not completed in a timely manner.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

         The Company is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently disclosed cases, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

         FUSA, Ltd. (an Ohio limited liability company) has filed suit against International Motor Sports Group, Inc. (a corporation and wholly-owned subsidiary of the Company) and Road Atlanta, Ltd. (a corporation doing business as Panoz Motorsports) on November 19, 1998. This suit is now pending in the U.S. District Court for the Northern District of Ohio Eastern Division. FUSA alleges that it contracted with IMSG to hold two events at a venue owned by IMSG that IMSG sold to Road Atlanta prior to the events. The plaintiff further alleges that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. The plaintiff seeks $150,000 in damages.

         Accurate Air Conditioning, Inc. (an Arizona corporation) has filed suit against the Company, Thomas G. Klein and Jane Doe Klein, husband and wife, and Klein Engines & Competition Components, Inc. (a Nevada corporation) on June 17, 1999. This suit is now pending in the Arizona Superior Court, Maricopa County. Accurate alleges that it sold a building to Klein Engines for cash plus 26,400 shares of Klein Engines common stock and that Tom Klein, personally and as an officer of Klein Engines, signed a Redemption Agreement guaranteeing to repurchase the shares for $5 each. The plaintiff seeks $132,000 plus interest, fees and costs.

         Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) have filed suit against the Company, Mr. Dean M. Willard (Chairman and CEO of both the Company and PBT), PBT Brands, Inc., and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18, 1999). This suit is now pending in the Massachusetts Superior Court, County of Suffolk. Plaintiffs allege that the Company entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs are seeking $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. The Company has indemnified Mr.
Willard from all claims in this matter.

         Hermitage Capital Corp. (a Delaware corporation) has filed suit against the Company, KSH Investment Group, Inc. (a Delaware corporation), and Cary W. Sucoff, Managing Director of KSH on August 19, 1999. This suit is now pending in the New York Supreme Court. Hermitage alleges that the Company sold its preferred stock through private placements to accredited investors and used KSH as its sole placement agent for these sales. Hermitage is a broker dealer who participated in one of these placements under an agreement whereby Hermitage received a portion of KSH's fees for bringing investors into the transaction. These fees were a combination of cash and warrants to purchase additional shares. A subsequent placement of APG stock was undertaken with KSH again acting as sole placement agent. An investor brought to the earlier placement by Hermitage also invested in this subsequent placement. Hermitage is seeking the warrants it claims to have never received from the first placement. In addition, Hermitage seeks fees for the later placement based on the additional amount invested by the party it earlier introduced to APG and KSH. In total, Hermitage is seeking warrants for 12,500 shares of Series A preferred stock at $2.00 per share, warrants for an unspecified number of additional shares of Series A preferred stock at $2.50 per share, cash in the aggregate amount of $915,000 or more, unspecified additional compensation, punitive damages, fees, and interest. KSH Investment Group, Inc. has indemnified Automotive Performance Group, Inc. from all claims in this matter.

         While it is too early to provide an evaluation of the above claims at this time, it is possible that, due to the size of the claims asserted against the Company, these matters, either individually or taken together, may have a material adverse effect on the Company's financial position and results of operations.


ITEM 2. - CHANGES IN SECURITIES

         Common Stock - During the second quarter of 1999, 200,000 shares of common stock were issued in conjunction with the Boyds acquisition, and an additional 15,115 shares were issued for services rendered at fair value.

         On July 20, 1999, the Company issued 2,000,000 common shares to Dean M. and Rebecca J. Willard in conjunction with the D'Artagnan acquisition. 1,000,000 of these shares are being held by an independent trust company and will be released to the Willards if certain performance milestones are reached.

         On July 28, 1999, the Company issued 4,799,000 shares of common stock to the holders of the Company's outstanding series A preferred stock on a one-to-one basis to effect the conversion of all the outstanding series A preferred stock to common stock.

         As of July 30, 1999, the Company issued 150,000 shares of common stock to a broker as compensation for services rendered at fair value in connection with the PBT acquisition.

         The Company relied upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these shares.

         Preferred Stock, Series A - During the first quarter of 1999, the Company sold 2,574,000 shares of series A preferred stock at $2.50 per share, raising approximately $6,400,000 gross proceeds. Net proceeds to the Company for this period were $5,600,000.

         During the second quarter of 1999, 30,000 shares of series A preferred stock were issued to the underwriter, KSH Investment Group, Inc., as a placement fee.

         The Company relied upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these shares.

         During the third quarter, all 4,799,000 outstanding shares of the Company's existing series A preferred stock were converted to common stock on a one-to-one basis, as mentioned above.

         Preferred Stock, Series B - On July 29, 1999, the Company created a new series of preferred stock, series B, with a par value of $0.0001 and a stated value of $1.00. These shares provide for a cumulative dividend of 13%, paid in additional series B shares, and are convertible to common stock in a ratio of one share of common stock for each two shares of series B preferred stock. In addition, holders of series B shares are entitled to vote on all stockholder matters, except for the election of directors, as if the series B shares had been converted to common stock. There are restrictions on the payment of dividends, and the redemption or retirement of common stock, warrants, or options as long as any series B shares are outstanding. In addition, no series A preferred stock can be issued without the consent of the series B shareholders. Series B preferred stock is redeemable by the Company at stated value after four years from the date of issuance. 7,000,000 shares of series B preferred stock were authorized.

         3,480,000 shares have been issued to convert $3,480,000 in debt obtained from unrelated parties to equity. On July 20, 2,000,000 shares were issued to the original lender of $2,000,000 of debt. The other 1,480,000 shares were issued on July 22 to a major shareholder of the Company who had guaranteed the original $1,480,000 in loans and who paid off those loans in exchange for the 1,480,000 shares. In addition to the issuance of these shares, warrants were also issued as discussed below. The Company relied upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these shares.

         Warrants - In connection with the short-term borrowing of $2,000,000 from unrelated parties in the second quarter, the Company issued warrants for 2,200,000 shares of common stock with an exercise price of $2.00 per share. These warrants expire on May 20, 2004. When those loans were converted to series B preferred stock on July 20, warrants for an additional 500,000 shares of common stock were issued to the original lenders, with an exercise price of $0.01 per share and an expiration date of July 20, 2004.

         On July 22, the Company issued warrants for 500,000 shares of common stock in connection with the conversion of the Company's $1,480,000 in unsecured short-term loans to series B preferred stock. These warrants have an exercise price of $0.01 per share and an expiration date of July 22, 2004. These warrants were issued to a major shareholder of the Company who guaranteed the original loans.

         On July 30, the Company issued warrants for 1,297,578 shares of common stock to a broker as partial payment for services rendered in connection with the PBT acquisition. These warrants have an exercise price of $1.156 per share and an expiration date of July 20, 2004.

         The Company relied upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these warrants.

         Options - On August 2, the Company authorized options for 2,325,000 shares of common stock to PBT employees in connection with the PBT acquisition. When granted, these options will have an exercise price equal to the fair market value on the date of grant and will have a term of ten years from the date of grant. These options will be fully vested on the date of grant but will not be exercisable until the shares into which these options may be exercised have been registered with the Securities and Exchange Commission. The Company has committed to applying for that registration not later than five years after the date of grant. The Company will rely upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these options.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. - OTHER INFORMATION

         The Company entered into letters of intent during the first quarter of 1999 to acquire Advanced Chemistry & Technology, Inc. and Permatex. These companies fall within the Company's acquisition strategy, which is focused on two primary market areas: specialty chemicals for aerospace and automotive applications. These acquisitions were completed in the third quarter of 1999 as described in note 4 to the financial statements and discussed in the paragraph titled "New Business Structure" in Part I, Item 2, above.

         During the second quarter of 1999, James Dunn, who was APG's Chief Operating Officer, resigned from his position in the Company. In addition, Jennifer Burns and Joe Marenda resigned as officers. The Company has no plans to fill those positions. During the third quarter, Mr. Carl Walker resigned as Chief Financial Officer and was succeeded by Mr. George Barraza. Mr. Walker retained his position as Secretary. The Board of Directors is comprised of Dean
M. Willard, Chairman and Chief Executive Officer; George Barraza, Chief Financial Officer; Carl Walker, Secretary; and Thomas Carmody.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1      APG-IMSG Plan of Merger (2)

2.2 APG Subscription Agreement, dated as of July 30, 1999, by and among the Company and PBT Brands, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.

2.3 Agreement and Plan of Merger dated as of May 1, 1999, by and among D'Artagnan Associates, Inc. (a Delaware corporation), the Company, D'Artagnan Associates, Inc. (a California corporation) and the shareholders of D'Artagnan

2.4 Amendment, dated as of May 1, 1999, to the Agreement and Plan of Merger filed as Exhibit 2.3

3.1      Certificate of Incorporation of APG (4)

3.2      Certificate of Amendment to Certificate of Incorporation (4)

3.3      Bylaws of Registrant (4)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (3)(*4)

4.2      Certificate of Designation with respect to Series B Preferred Stock of
         APG

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

10.17    Boyds Agreement (5)(*10.16)

10.18    Agreement to acquire Ampersand's investment interest in AC Tech.
         (7)(*10.1)

10.19    1998 Stock Option Plan as amended May 22, 1998 (6)

10.20 APG Agreement among the Company, PBT Brands, Inc., and the APG Parties Named Herein (This exhibit is also referred to as Document "M" on page 3 of Exhibit 2.2.) Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.

10.21 Employment and Non-Interference Agreement, dated as of July 30, 1999, by and between Dean Willard and PBT Brands, Inc. (a Delaware corporation) (This exhibit is also referred to as Document "P" on page 4 of Exhibit 2.2.)

27.1     Financial Data Schedule

----------------------------------

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

(b) Reports on Form 8-K

         On August 16, 1999, the Company filed a Current Report on Form 8-K. This report disclosed the purchase of a 22% ownership position in PBT Brands, Inc. ("PBT") on August 2, 1999. This acquisition included the purchase of $110,000 in common stock of PBT plus $3.25 million in series B junior redeemable preferred stock of PBT plus $990,000 in series D junior redeemable preferred stock of PBT and the preemptive right to maintain 22% of the equity in PBT's common stock in the case of any future events that might otherwise dilute APG's position, such as the sale of additional PBT stock to fund future acquisitions by PBT. That Form 8-K indicated that the financial statements and pro forma financial information required to be filed as part of that Form 8-K were not available by August 16 and that those documents would be filed by an amendment to that Form 8-K. The Company has not received all of the required documents to date and will file the amendment when it receives all required materials.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUTOMOTIVE PERFORMANCE GROUP, INC.

January 17, 2000                            /s/  DEAN M. WILLARD
                                                 Dean M. Willard
                                                 Chairman of the Board and
                                                 Chief Executive Officer

January 17, 2000                            /s/  GEORGE BARRAZA
                                                 George Barraza
                                                 Chief Financial Officer

INDEX TO EXHIBITS



2.1      APG-IMSG Plan of Merger (2)

2.2 APG Subscription Agreement, dated as of July 30, 1999, by and among the Company and PBT Brands, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.

2.3 Agreement and Plan of Merger dated as of May 1, 1999, by and among D'Artagnan Associates, Inc. (a Delaware corporation), the Company, D'Artagnan Associates, Inc. (a California corporation) and the shareholders of D'Artagnan

2.4 Amendment, dated as of May 1, 1999, to the Agreement and Plan of Merger filed as Exhibit 2.3

3.1      Certificate of Incorporation of APG (4)

3.2      Certificate of Amendment to Certificate of Incorporation (4)

3.3      Bylaws of Registrant (4)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (3)(*4)

4.2      Certificate of Designation with respect to Series B Preferred Stock of
         APG

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

10.17    Boyds Agreement (5)(*10.16)

10.18    Agreement to acquire Ampersand's investment interest in AC Tech.
         (7)(*10.1)

10.19    1998 Stock Option Plan as amended May 22, 1998 (6)

10.20 APG Agreement among the Company, PBT Brands, Inc., and the APG Parties Named Herein (This exhibit is also referred to as Document "M" on page 3 of Exhibit 2.2.) Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.

10.21 Employment and Non-Interference Agreement, dated as of July 30, 1999, by and between Dean Willard and PBT Brands, Inc. (a Delaware corporation) (This exhibit is also referred to as Document "P" on page 4 of Exhibit 2.2.)

27.1     Financial Data Schedule

----------------------------------

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