Form 10KSB
period 1999-12-31
AUTOMOTIVE PERFORMANCE GROUP INC
filed 2000-06-21
CIK 1053736

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

         (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

         For the fiscal year ended December 31, 1999

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    ---------


             Commission File Number          0-23705
                                   ---------------------------------------------

                       Automotive Performance Group, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     86-0938742
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
   Incorporation or Organization)

              7341 Anaconda Avenue, Garden Grove, California 92841
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (714) 373-2837
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                         Common stock, $0.0001 par value
--------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No
[X] On August 16, 1999, APG filed a Current Report on Form 8-K which disclosed its purchase of a 22% ownership position in PBT Brands, Inc. on August 2, 1999. That Form 8-K indicated that the financial statements and pro forma financial information were not available by August 16 and that those documents would be filed by an amendment to that Form 8-K. APG has not received all of the required documents to date and will file the amendment when it receives all required materials.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.      $0.
                                                                 ---------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $3,499,000 as of April 30, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 30, 2000 the issuer had 12,404,071 outstanding shares of common stock, par value $0.0001.

         Transitional Small Business Disclosure Format (Check One): Yes[ ] No[X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Automotive Performance Group, Inc. (APG) was incorporated on March 10, 1998 and formed its initial business through the merger of Klein Engines & Competition Components, Inc. (Klein), which was a builder of high performance engines and components for motor sports and specialty applications, and International Motor Sports Group, Inc. (IMSG), which subsequently changed its name to Automotive Specialty Chemicals Group, Inc. (ASCG). The merger was effective April 17, 1998. Prior to the merger, IMSG had two operating subsidiaries, Royal Purple Motor Oil, Inc. (RPMO), which marketed and distributed a line of premium synthetic oils and lubricants, and Team Scandia, Inc., which fielded teams in the Indy Racing League and the National Hot Rod Association (NHRA) Top Fuel Dragster segments. IMSG also had interests in three joint ventures in the race and race promotion business: Scandia Bodine Racing, LLC, Cristen Powell Enterprises, LLC and Jimmy Kite Enterprises, LLC.

         In mid-1998, APG began restructuring its operations and determined that it would exit entirely the race and race promotion business and focus on its Klein and RPMO activities as well as pursue acquisition opportunities in the specialty chemicals sector. To this end, Team Scandia stopped competing in the Indy Racing League after the Indy 500 in May 1998 and Team Scandia's NHRA efforts ended at the close of the racing season in November 1998. In December 1998, APG sold its 50% stake in Scandia Bodine for $2,000,000 to Brett Bodine, who was Team Scandia's joint-venture partner in Scandia Bodine. Additionally, the operations of Cristen Powell Enterprises and Jimmy Kite Enterprises were wound up. Also in December 1998, APG sold its interest in Team Scandia, completing its exit from the racing business.

         In February 1999, APG signed a Term Sheet and Option Agreement for the acquisition of Ampersand Ventures' Advanced Chemistry & Technology, Inc. (AC
Tech) equity and debt. Concurrent with the execution of the Term Sheet and Option Agreement, APG made a non-refundable, $1,000,000 option payment to Ampersand Ventures. Ampersand Ventures then invested this money as an unsecured, subordinated loan to AC Tech. Dean M. Willard, APG's chairman and chief executive officer at the time, was also the chairman and chief executive officer of AC Tech, as well as a minority shareholder of AC Tech. On August 2, 1999, APG contributed the Term Sheet and Option Agreement as partial payment on the purchase of a 22% equity interest in PBT Brands, Inc. (PBT).

         In April 1999, APG acquired 80% of the current outstanding shares of the common stock of Boyds Wheels, Inc. (Boyds) out of bankruptcy protection for a total cash purchase price of approximately $1,690,000 in addition to 200,000 shares of APG's common stock. The purchase was accounted for under the purchase method of accounting. The $3,047,000 excess of the total acquisition cost over the fair value of net assets acquired was written off in the second quarter of 1999 because the expected future operating discounted cash flows of the acquired business were less than the carrying value of goodwill. The approved bankruptcy plan of reorganization for Boyds provides for APG to invest up to an additional $2,000,000 in Boyds to recapitalize Boyds and for working capital purposes. As of December 31, 1999, APG had invested $249,000 subsequent to the purchase.

         In April 1999, APG formed a wholly-owned subsidiary, D'Artagnan Associates, Inc. (D'Artagnan), a Delaware corporation, for the purpose of merging with a California corporation of the same name controlled by APG's board chairman and chief executive officer, Dean M. Willard. On July 20, 1999, the merger was consummated for a purchase price of 1,000,000 shares of APG's common stock, plus an additional 1,000,000 shares of APG's common stock subject to certain restrictions. APG has recorded an intangible asset of $1,875,000, which is the amount of the total acquisition cost. APG is amortizing this asset over a 15-year life. Accumulated amortization totaled $52,000 for the year ended December 31, 1999.

         Due to continuing operating losses, including those at Klein and RPMO, APG decided during the second quarter of 1999 to discontinue substantially all of its operating subsidiaries, except for Boyds and D'Artagnan, and to concentrate the bulk of its efforts on the acquisition of an interest in PBT.

         In July 1999, APG completed the sale of certain operating assets of its RPMO subsidiary , which marketed and distributed a line of premium synthetic oils and lubricants. APG received approximately $500,000 in cash from the sale of these assets, which had a book value of approximately $900,000. APG recorded a loss on the sale of these assets of approximately $400,000 in addition to $397,000 of operating losses incurred during the phase-out period.

         On July 23, 1999, APG formed a wholly-owned subsidiary, Zeropaper.com, Inc. (ZP), a Delaware corporation, whereby APG received 1,000 shares of ZP's common stock with a par value of $0.01. On July 29, 1999, ZP purchased all the outstanding shares of Klein and ASCG, whereby ZP received a total of 100 shares of common stock of each. ZP also purchased all of APG's ownership interest in Boyds consisting of 102,629,814 shares of Boyds' common stock, and ZP purchased all of APG's ownership of D'Artagnan, consisting of 1,000 shares of D'Artagnan's common stock. ZP also assumed all other past, present, and future obligations of APG related to APG's motor vehicles parts and accessories and specialty chemicals businesses, excluding PBT.

         On July 27, 1999, APG formed a wholly-owned subsidiary, APG Special Purpose Sub, Inc. (SPS), a Delaware corporation, for the purpose of holding APG's investment in PBT.

         On August 4, 1999, APG announced a multi-faceted restructuring program following the August 2, 1999 acquisition of 22% of the outstanding common stock of PBT as well as some of PBT's preferred stock by SPS. PBT has the right to buy back its stock from APG upon the occurrence of a change in control of APG or a material breach by APG of the agreement between PBT and APG. PBT is a new company formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex). Permatex manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. In addition, PBT also acquired sole ownership of AC Tech. As a result of this restructuring, APG's assets are now primarily made up of its investment in PBT. APG has the preemptive right to maintain 22% of the equity in PBT's common stock in the case of any future events that might otherwise dilute APG's position, such as the sale of additional PBT stock to fund future acquisitions by PBT.

         Also on August 2, 1999, APG authorized the issuance of options for 2,325,000 shares, or approximately 18.5%, of APG's common stock to PBT employees, contingent on closing the purchase of a 22% interest in PBT. The issuance of these options was part of the terms of APG's purchase of its 22% interest in PBT. Although APG initially agreed to issue these options under its 1998 Stock Option Plan, APG and the other parties concerned subsequently agreed that the APG stock options for PBT employees would be issued under a new, specially designed option agreement and outside of the 1998 Stock Option Plan. This new option agreement for PBT employees provides for (i) an exercise price equal to the fair market value of APG's common stock on the date of grant and
(ii) a term of ten years from the date of grant. On January 12, 2000, options for a total of 1,807,000 of these shares were granted to PBT employees under the new option agreement at an exercise price of $0.60 per share. The remaining options for 518,000 shares have been reserved for future grants to PBT employees.

         On December 30, 1999, APG completed the disposal of its discontinued operations when ZP sold all the stock of Klein to RPM Engines, Inc., a company controlled by Robert Pullinsi, the business manager of Klein, for $10. APG recognized a loss on this sale of $422,000. As part of the sale agreement, APG forgave certain former intercompany liabilities and retained responsibility for specified litigation existing at the sale date.

         To summarize, at December 31, 1999, APG's operations consist of its investments in PBT, Boyds and D'Artagnan. APG continues to seek additional acquisition opportunities in areas that do not interfere with the business of PBT.

         In April 2000, APG raised cash for general corporate purposes by selling a portion of its investment in PBT to several members of APG's and PBT's management and security holders. After this sale, APG's ownership in PBT's common stock was reduced from 22% to 18.1%.

         In April 2000, APG announced its intent to sell the wheel business of Boyds.

BUSINESS OF ISSUER

         APG's business primarily consists of three elements: PBT, Boyds and D'Artagnan.

         PBT manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. Several members of APG's management and APG security holders are also members of PBT's management and PBT security holders. Since APG is a minority owner of PBT, it recognizes its proportional share of PBT's net income/loss as other income/loss each quarter.

         Boyds designs, manufactures via contract with others, and sells custom wheels to the automotive, truck, trailer, and recreational vehicle markets. Boyds has one employee who is responsible for designing and selling these custom wheels to customers whom he solicits. This same employee also identifies and contracts with manufacturers to have the product produced to the customer's specifications. While in bankruptcy, a period of over one year, Boyds discontinued all of its operations and was out of the marketplace. Boyds is now in the process of attempting to re-establish its business. Boyds' rebuilding is hampered by the fact that in the highly competitive wheel business there are numerous other manufacturers of competing products that have ongoing business relationships with the major wheel distributors and retailers. At the present, Boyds does not have any such ongoing relationships. Significant amounts of management time and financial resources have been required since APG acquired its interest in Boyds to protect various intangible assets of Boyds, including trademarks and business reputation. In addition, Boyds owns several trademarks and designs that it has licensed to others under royalty agreements. These royalty agreements provide small amounts of ongoing revenue. One of the trademarks has been sold to raise cash for working capital needs.

         D'Artagnan owns potential rights involving the use of signature control technology, including radar attenuating materials, and technology and assets used in the manufacture of iron carbonyl. D'Artagnan has developed unique management systems and a management team having particular relevance to the chemicals industry. Mr. Dean M. Willard, Chief Executive Officer and a director of both APG and PBT, is also the Chief Executive Officer and a director of D'Artagnan.

         As of December 31, 1999, APG had no direct employees other than the one person working for Boyds. Currently, APG's officers are working for the company for a salary of $1 per year. Required legal and accounting services are all outsourced. From time to time, directors and officers have been granted market-price options.

         APG continues to seek additional acquisition opportunities in areas that do not interfere with the business of PBT.

REPORTS TO SECURITY HOLDERS

         While APG is not required to deliver annual reports to security holders, copies of this Form 10-KSB, including audited financial statements, will be sent to any security holder who requests a copy. Requests should be made in writing and addressed to APG, 7341 Anaconda Avenue, Garden Grove, CA 92841, attention Carl Walker. APG does file various reports with the SEC, including Forms 10-KSB, 10-QSB, and 8-K. Members of the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

         APG currently has the use of two free offices for its corporate headquarters at a PBT subsidiary in Garden Grove, California. Boyds currently leases one small office in Phoenix, Arizona on a monthly basis.

         In February 1999, RPMO, a now-defunct subsidiary of APG, moved its headquarters and administration to Houston, Texas, which is where Royal Purple, Inc., a non-affiliate, manufactures the product and from where RPMO has the products bottled, boxed, and shipped. The new RPMO headquarters in Houston is approximately three thousand square feet in a modern office building located in a business park. RPMO leased this facility for thirty-six months. The lease calls for an annual rent of $43,300 for the first twelve months, $46,500 for the second twelve months, and $48,700 for the third twelve months. In February 2000, RPMO stopped making the payments on this lease as it ran out of cash.

         Management's policy is to not invest in real estate or mortgages. All real estate required for APG's activities is leased from others with a maximum commitment of five years.

ITEM 3. LEGAL PROCEEDINGS.

A. APG is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently described cases, APG believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

         Accurate Air Conditioning, Inc. (an Arizona corporation) has filed suit against APG, Thomas G. Klein and Jane Doe Klein, husband and wife, and Klein Engines & Competition Components, Inc. (a Nevada corporation) on June 17, 1999. This suit is now pending in the Arizona Superior Court, Maricopa County. Accurate alleges that it sold a building to Klein Engines for cash plus 26,400 shares of Klein Engines common stock and that Tom Klein, personally and as an officer of Klein Engines, signed a Redemption Agreement guaranteeing to repurchase the shares for $5 each. The plaintiff seeks $132,000 plus interest, fees and costs.

         EMAP Petersen, Inc. (a Delaware corporation formerly known as Petersen Publishing, Inc.) has filed suit against APG, Royal Purple Motor Oil, Inc., and certain of their former officers and employees as amended on February 4, 2000 and again on May 16, 2000. This suit is now pending in the California Superior Court, County of Los Angeles, Central Division. Petersen alleges that it provided advertising and event sponsorships to APG and its affiliates, as authorized by its officers, and that charges in the amount of $290,000 remain unpaid for those services. The plaintiff seeks $290,000 plus interest, fees and costs. APG has indemnified its officers and employees from all claims in this matter.

         While it is too early to provide an evaluation of the above claims at this time, it is possible that, due to the size of the claims asserted against APG, these matters, either individually or taken together, may have a material adverse effect on APG's financial position and results of operations.

B. On December 31, 1999 APG was involved in additional cases where the claims against APG involved significant amounts, but which have been resolved subsequently without a material effect on APG's financial position or results of operations. These cases are described below.

         FUSA, Ltd. (an Ohio limited liability company) filed suit against International Motor Sports Group, Inc. (a corporation and wholly-owned subsidiary of APG) and Road Atlanta, Ltd. (a corporation doing business as Panoz Motorsports) on November 19, 1998. This suit was filed in the U.S. District Court for the Northern District of Ohio Eastern Division. FUSA alleged that it contracted with IMSG to hold two events at a venue owned by IMSG that IMSG sold to Road Atlanta prior to the events. The plaintiff further alleged that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. The plaintiff sought $150,000 in damages. IMSG was dismissed from this case on February 10, 2000.

         Hermitage Capital Corp. (a Delaware corporation) filed suit against APG, KSH Investment Group, Inc. (a Delaware corporation), and Cary W. Sucoff, Managing Director of KSH on August 19, 1999. This suit was filed in the New York Supreme Court. Hermitage alleged that APG sold its preferred stock through private placements to accredited investors and used KSH as its sole placement agent for these sales. Hermitage is a broker dealer who participated in one of these placements under an agreement whereby Hermitage received a portion of KSH's fees for bringing investors into the transaction. These fees were a combination of cash and warrants to purchase additional shares. A subsequent placement of APG stock was undertaken with KSH again acting as sole placement agent. An investor brought to the earlier placement by Hermitage also invested in this subsequent placement. Hermitage sought the warrants it claimed to have never received from the first placement. In addition, Hermitage sought fees for the later placement based on the additional amount invested by the party it earlier introduced to APG and KSH. In total, Hermitage sought warrants for 12,500 shares of series A preferred stock at $2.00 per share, warrants for an unspecified number of additional shares of series A preferred stock at $2.50 per share, cash in the aggregate amount of $915,000 or more, unspecified additional compensation, punitive damages, fees, and interest. KSH Investment Group, Inc. had indemnified Automotive Performance Group, Inc. from all claims in this matter and settled this case, including all claims against APG, on March 10, 2000.

         Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) filed suit against APG, Mr. Dean
M. Willard (Chairman and CEO of both APG and PBT), PBT, and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18,
1999). This suit was filed in the Massachusetts Superior Court, County of Suffolk. Plaintiffs alleged that APG entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs sought $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. APG had indemnified Mr. Willard from all claims in this matter. This case was settled by all parties, and the Stipulation of Dismissal was entered in the court records on April 3, 2000. In the fourth quarter of 1999 APG recorded a reserve equal to management's best estimate of APG's portion of the agreed settlement.

C. APG is aware of several other matters that, while not presently a matter of litigation or arbitration, may develop into litigation or arbitration in the future. Some of these matters, either individually or taken together, may have a material adverse effect on APG's financial position and results of operations. It is too early to estimate any possible loss resulting from these matters.

         No APG company is the subject of any known or potential environmental litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         APG's common stock is traded publicly on the OTC Bulletin Board under the symbol "RACGE" ("RACG" prior to May 1, 2000). The following table sets forth the range of high and low closing bid information for the common stock during the periods indicated. Quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

                YEAR ENDED DECEMBER 31, 1999      HIGH              LOW
                ----------------------------      ----              ---
                First Quarter                     $6.25            $3.00
                Second Quarter                    $6.38            $3.25
                Third Quarter                     $3.00            $0.62
                Fourth Quarter                    $1.09            $0.56

                YEAR ENDED DECEMBER 31, 1998       HIGH              LOW
                ----------------------------       ----              ---
                First Quarter                     $18.75            $5.00
                Second Quarter                    $18.75            $2.50
                Third Quarter                     $ 5.00            $1.50
                Fourth Quarter                    $ 5.00            $1.50

                (These amounts are adjusted to reflect the 20-1 reverse split that occurred in 1998.)

         As of December 31, 1999, there were 453 record holders of APG's common stock.

         APG has not paid dividends on its common stock and does not expect to pay cash dividends for the foreseeable future. APG's current policy is to retain any earnings to finance operations.

SALES OF UNREGISTERED SECURITIES

         All sales by APG of its unregistered stock during 1999 have been disclosed in reports filed on Forms 10-QSB. For details of these sales, refer to the Consolidated Statement of Stockholders' Equity contained in the attached financial statements and to the Forms 10-QSB filed with the SEC for 1999.

         Options to purchase 100,000 shares of unregistered common stock were granted under the 1998 Stock Option Plan on July 30, 1999 to the officers and directors of APG. These options have an exercise price of $1.156 per share, the market price for APG stock on that date. These options vest 25% on each of the first four anniversaries of the grant date and expire ten years from the grant date. Mr. Dean M. Willard, Chief Executive Officer and Chairman of the Board; Mr. George Barraza, Chief Financial Officer and a director; Mr. Carl Walker, Treasurer and a director; Mrs. Emily Willard-Finley, Secretary; and Mr. Thomas Carmody, a director; each were granted options to purchase 20,000 shares.

         In addition to the warrants described in the Form 10-KSB for December 31, 1998 and the Form 10-QSB for September 30, 1999, warrants to purchase 229,600 shares of unregistered common stock were issued in 1999. Warrants for 100,000 of these shares were granted on February 25, 1999 to a Public Relations and Investor Relations consultant. These warrants have an exercise price of $5.25 per share, which is $1.00 higher than the $4.25 per share market price for APG stock on that date. These warrants vested 20% on the date of grant, vest an additional 20% on each of the first four anniversary dates of the grant date, and expire on February 25, 2004. Warrants for the other 129,600 shares were issued on November 2, 1999 to a placement agent and its designees for raising capital through private placement of

APG stock to accredited investors. These warrants have an exercise price of $2.50 per share, which is the offering price of this private placement, are fully vested, and expire on March 3, 2004.

         APG relied upon the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of these shares, options, and warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to APG on the date hereof, and APG assumes no obligation to update any such forward-looking statements. APG's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those risk factors set forth below.

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of APG's level of operation and financial condition. This discussion should be read with the rest of this report in mind, especially the financial statements appearing in Part II, Item 7 and the business description in Part I, Item 1.

FINANCIAL CONDITION

         As a result of the restructuring mentioned in Part I, Item 1, APG's assets are now primarily made up of its investment in PBT and the intangible asset recorded in the D'Artagnan acquisition. APG feels it has enough current assets on hand and will raise enough additional cash sufficient to fund its continuing operations as further discussed in the liquidity section below.

         APG has begun a program to satisfy the majority of its payables by a combination of cash payments and negotiating with selected creditors to settle their amounts outstanding by various methods including long term payment plans and exchanging debt for equity.

         Changes in the balance sheet from December 1998 to December 1999 primarily have been a result of the restructuring discussed in the overview section above. Virtually all the assets owned by APG at December 31, 1998 were either used for acquiring PBT, Boyds, and D'Artagnan, or have been disposed of as part of the divestiture of discontinued operations. The change in liabilities and equity from December 1998 to December 1999 have been discussed in detail elsewhere in this report. To summarize, a significant amount of debt has been converted to equity and other liabilities have been extinguished in connection with the disposal of discontinued operations. In addition, the "Additional contributed capital" and "Accumulated deficit" line items have both increased significantly in connection with the issuance of warrants, options, and stock in connection with the restructuring program discussed throughout this report. For example, the $9.9 million in financing expense discussed in the Results of Operations section below resulted in the increase of both these line items by $9.9 million.

RESULTS OF OPERATIONS

         APG posted a net loss of $22.8 million, compared to a net loss of $13.9 million in 1998. The loss from continuing operations in 1999 was $18.9 million, while the continuing operations loss for 1998 was $1.6 million. The 1999 loss from discontinued operations was $3.9 million, while the loss from discontinued operations in 1998 was $12.5 million. Revenues from continuing operations were zero in both years. The above amounts for 1998 have been restated to reflect the 1999 decisions to discontinue virtually all existing operations and to concentrate APG's ongoing attention on searching for suitable acquisitions, maintaining the value of its D'Artagnan and Boyds investments, and completing the divestiture of its discontinued subsidiaries and operations. Prior to restating the 1998 amounts for the 1999 discontinuance decisions, the 1998 amounts reflected a net loss of $13.9 million, loss from continuing operations of $7.9 million, loss from discontinued operations of $6.2 million, and revenues from continuing operations of $2.7 million.

         Due to significant but necessary expenses to support private placements, various legal matters, and various acquisition negotiations, legal and other professional expenses amounted to $1.2 million in 1999, compared to $1.8 million in 1998. These expenses are included in the loss from continuing operations. Even though these expenses are significant, they are much lower than experienced in 1998. Significant amounts of professional services were incurred in 1998 related to several 1998 divestitures and numerous legal matters. This decrease in legal and professional expenses is expected to continue. 2000 expenses are expected to be lower than the 1999 level because several matters were concluded or substantially completed in 1999 and few new significant items are anticipated for 2000.

         Also included in the 1999 loss from continuing operations are some items that were not incurred in 1998. (1) $3.0 million in goodwill was written off in 1999 in conjunction with the acquisition of Boyds. (2) The 1999 loss from continuing operations also included $3.3 million of charges related to APG's investment in PBT. $3.1 million of this amount consists of APG's share of the 1999 net loss recognized by PBT. This loss primarily is due to the accelerated amortization of intangibles which has resulted in a loss for financial statement reporting purposes even though PBT shows a profit for 1999 at the EBITDA level. APG believes that its investment in PBT is a valuable one that has potential for appreciation. (3) One time expenses of $10.1 million were recognized in connection with various financing costs. $9.9 million of this amount consists of a valuation of the warrants issued as an inducement to effect the conversion of $3.5 million of APG's debt to $3.5 million of equity. No cash was paid by APG in this conversion, which was effected to satisfy the requirement that the debt be eliminated before the PBT acquisition could be closed.

         The loss from discontinued operations in 1999 was significantly lower than the 1998 level due to the large number of operations and subsidiaries that were discontinued in 1998, and the large losses incurred in the 1998 divestitures. These 1998 actions are mentioned in Part I, Item 1, above, and were discussed in detail in the annual report filed with the SEC on Form 10-KSB for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         APG has historically financed its business primarily through private placements of preferred stock and debt financing. In April 2000, APG completed the sale of a portion of its investment in PBT to a number of PBT employees, which, when combined with expected revenues from D'Artagnan's activities, APG believes will provide it with enough liquidity to supply its needs for ongoing operating capital during the next year. Currently, APG has no significant internal sources of continuing liquidity.

         APG expects to continue funding its non-acquisition liquidity needs through cash generated by activities of its D'Artagnan subsidiary, from asset sales, and from the issuance of additional preferred stock, if needed. Acquisitions will be funded through the issuance of additional debt and/or equity. APG continues to seek additional acquisition opportunities in areas that do not interfere with the business of PBT.

         APG experienced negative cash flow from operations of $3.7 million for 1999, compared with $8.2 million used in operating activities for 1998. The 1999 negative cash flow resulted primarily from the $22.8 net loss for the period, offset by non-cash (a) issuance of warrants for financing activities of

$10.0 million, (b) equity in losses of affiliate of $3.3 million, (c) write down of impaired goodwill of $3.0 million, and (d) a write-off of notes receivable of $0.7 million. The operating units that were a major cash drain in 1998 and 1999 have been divested or abandoned.

         In the next few years APG does not expect to receive any dividends from PBT nor does APG expect that PBT will require additional cash for operations. APG has not made any commitment to provide additional resources to PBT.

         Capital expenditures during 1999 were $94,000, representing improvements in property and equipment. APG does not expect major new capital expenditures in 2000.

         From December 1998 to March 1999 APG sold additional shares of series A preferred stock priced at $2.50 per share, raising net proceeds of $6.8 million. APG used the net proceeds of this private placement for working capital, to finance the expansion of the RPMO business, to finance the acquisitions of Boyds and PBT, and for general corporate purposes.

YEAR 2000

         APG experienced no problems or interruptions in business related to the Y2K issue. The costs incurred by APG in evaluating its exposure to Y2K issues were immaterial.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Several factors might cause future results to differ from the expectations mentioned herein. Some of these risk factors include, but are not limited to, APG's ability to raise sufficient debt and equity capital to meet operating and acquisition requirements; APG's ability to recruit and retain key personnel; unfavorable results in litigation which APG is currently involved in, or may become subject to; the ability to effectively integrate the personnel and operations of acquired companies; compliance with hazardous waste disposal regulations and standards; and APG's history of operating losses and limited operating history.
Additional factors that may affect APG's operating results are set forth below.

Potential acquisitions - As part of its growth strategy, APG intends to pursue the acquisition of other companies that either complement or expand its existing business. Therefore, APG is continually evaluating potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and difficulties, including:

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

         In addition, APG may need to expend substantial amounts of cash or incur substantial amounts of debt in order to complete acquisitions. APG may not be successful in identifying acquisition candidates, or planned acquisitions may not be consummated due to inadequate resources or other reasons. If any acquisitions do occur, they may not be successful in enhancing APG's business and results of operations, or could even adversely affect its business.

History of losses and anticipation of future losses - APG, together with its predecessors, has incurred significant losses and as of December 31, 1999, had an accumulated deficit of $59.2 million.

Uncertainty that APG will receive additional financing - APG cannot be certain that additional financing will be available when needed on terms favorable to APG or at all. If adequate funds are not available or are not available on acceptable terms, APG may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures, which could adversely affect its business.

Significant competition - The high-performance automotive and specialty chemicals industries are intensely competitive, and APG expects competition to increase in the future. These industries are characterized by frequent introductions of new or enhanced products, price competition, continued emergence of new industry standards, and regulatory developments. Many of APG's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than APG. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than APG.

Limited and volatile public market for APG's stock - APG's common stock is currently traded publicly on the OTC Bulletin Board under the symbol "RACGE" ("RACG" prior to May 1, 2000). This trading is characterized by low trading volumes and high volatility. APG cannot be sure that a broader or more stable market will develop. The investment community could show little or no interest in APG in the future. As a result, persons receiving our securities may have difficulty in reselling such securities should they desire to do so.

Dependence on Key Personnel - APG's future success will depend to a significant degree upon the continued contributions of its key management. In particular, APG's' future success is highly dependent on Dean M. Willard, Chairman of the Board of Directors and Chief Executive Officer.

         APG does not have employment contracts with, and does not currently maintain key man life insurance covering, its key personnel. APG is dependent to a great degree upon the services of Mr. Willard for overall administration and financial management as well as the management and growth of the specialty chemicals business. The loss of his services could adversely affect APG's business.

         APG's future success will also depend in large part upon its ability to attract and retain highly skilled management, sales and marketing, finance, and manufacturing personnel. Competition for such personnel is intense, and APG cannot be sure that it will be successful in attracting and retaining such personnel. If APG loses the services of any key personnel, or is unable to attract or retain qualified personnel, or experiences delays in acquiring the services of required personnel, its business could be adversely impacted.

Dependence on significant investment - APG's operating results are dependent in a material amount upon the operating results of PBT. While APG holds a significant equity interest in PBT, it is not the largest stockholder of PBT. Even though certain APG officers are also officers of PBT, APG does not have the ability to direct the activities or policies of PBT. However, PBT is a significantly larger company than APG, and PBT's net income or net loss has had, and may continue to have, a material effect on APG's financial statements. There is no guarantee that PBT will meet its projected level of sales, revenues, or net income for 2000 or beyond.

Articles of Incorporation and Bylaws and Delaware Law Contain Provisions that could Discourage a Takeover - Certain provisions of APG's articles of incorporation and bylaws and Delaware law could make it more difficult for a third party to obtain control of APG.

ITEM 7. FINANCIAL STATEMENTS.

         APG's financial statements, including the auditor's report and notes to the financial statements, appear at pages F-1 through F-23, which follow immediately after the signatures on page 25. Pages F-1 through F-23 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The executive officers and directors of APG are as follows.

         NAME                         AGE                  POSITION
         ----                         ---                  --------
Dean M. Willard                        53    Chief Executive Officer, Chairman of the Board
George Barraza                         40    Chief Financial Officer, Director
Carl Walker                            35    Treasurer, Director
Emily Willard-Finley                   25    Secretary
Thomas H. Carmody                      52    Director

         DEAN M. WILLARD: Mr. Willard was elected director and Chairman of the Board in September 1998. In addition he became Chief Executive Officer in November 1998. From August 1999, Mr. Willard has been Chief Executive Officer and a director of PBT, a company in which APG has a significant equity investment. In 1997 Mr. Willard founded AC Tech, which manufactures and markets aircraft sealant to airframe manufacturers worldwide. Prior to his tenure at AC Tech, Mr. Willard served as President and Chief Executive Officer of Courtaulds Aerospace, Inc. which at the time employed 2,000 employees and had annual revenues of $300 million. Courtaulds Aerospace was formed in 1989 following the acquisition of Products Research & Chemicals Corporation (PRC), a New York Stock Exchange Company. From 1972 to 1989, Mr. Willard held various positions with PRC, including President and later Chief Executive Officer. Mr. Willard served as Vice Chairman of Courtaulds Aerospace until 1995. From 1995 until founding AC Tech, Mr. Willard was President and CEO of Willard Associates. Mr. Willard is also a director of American Pacific Corporation, a NASDAQ-listed company. Mr. Willard is a Certified Public Accountant (CPA) with a BS degree from California State University, Long Beach.

         GEORGE BARRAZA: Mr. Barraza was named a director of APG in March 1999 and Chief Financial Officer in January 2000. From August 1999, Mr. Barraza has been Chief Financial Officer of PBT, a company in which APG has a significant equity investment. From December 1997 through July 1999, Mr. Barraza was Chief Financial Officer of AC Tech, which manufactures and distributes sealant and adhesives for the aircraft industry. From June 1997 to December 1997, he served as Chief Financial Officer of JAMS/Endispute, Inc., a national provider of arbitration and mediation services. From 1994 to 1997, Mr. Barraza was Chief Financial Officer of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil and Shapiro, LLP. Prior to 1994 Mr. Barraza held other senior financial positions including nine years at Courtaulds Aerospace, Inc. where he served as Vice President and Corporate Controller. Mr. Barraza received his BS degree in Business Administration from California State University, Los Angeles.

         CARL WALKER: Mr. Walker joined APG in January 1999, was elected a director in March 1999, and was appointed Treasurer in January 2000. Mr. Walker also served as Chief Financial Officer and Secretary at various times during 1999. Since April 1999 Mr. Walker has been a director and Chief Financial Officer of Boyds, which is 80% owned by APG. Since August 1999 Mr. Walker has been Chief Financial Officer of AC Tech, a subsidiary of PBT, a company in which APG has a significant equity investment. Mr. Walker has held various financial management positions in public companies over the last five years. Most recently, Mr. Walker was Vice President Finance of CFP Holdings, Inc., a $200 million-plus value-added meat processor from 1997 to January 1999. He also has recent experience in the automotive and aerospace industries. From 1995 to 1996 Mr. Walker was Corporate Controller of Wedgestone Automotive Corp., and from 1990 to 1995, Mr. Walker was Division Finance and MIS Manager of Courtaulds Aerospace. Mr. Walker received his BS degree in Business Administration from California State University, Los Angeles. Mr. Walker is a Certified Public Accountant (CPA), a Certified Management Accountant (CMA), and is Certified in Financial Management
(CFM).

         EMILY WILLARD-FINLEY: Mrs. Finley was appointed Secretary in January 2000. In addition, she is Secretary of PBT, a company in which APG has a significant equity investment. She is also a former director of RPMO, a provider of high performance synthetic lubricants to the automotive market and former subsidiary of APG. From 1997 to July 1999, Mrs. Finley served as Accounting Manager of AC Tech. AC Tech was purchased by PBT in August 1999. Prior to joining AC Tech, she was the administrator of National Neuro Care Network, a national organization established by UCLA, Johns Hopkins and Massachusetts General to develop proprietary medical protocols for the treatment of neurologic disease. In 1996, she worked as an administrative assistant for Scherzer & Company, which provides services in the area of financial investigations of both executives and corporations. From 1993 through 1995, Mrs. Finley was an administrative assistant with Schweitzer Willard, a company which was under contract with Caesars World, Kimberly Clark, KCET and Shanghai Garment Company to develop trade opportunities with China, the Eastern Bloc and the "Free World". From 1990 until joining Schweitzer Willard, Mrs. Finley was the Accounting Manager of Willard Associates, Inc., which provided professional consulting services to the University of California campuses, Cytec and other organizations in the area of international commerce and education. Mrs. Finley received her BA degree from the University of California, Los Angeles.

         THOMAS H. CARMODY: Mr. Carmody has served as a director of APG since April 1998. Mr. Carmody currently serves as President and CEO of Continental Sports Group, a sports marketing firm. From 1989 to 1998, Mr. Carmody was Senior Vice President and General Manager of Operations of Reebok International, Ltd. where he had management responsibility for Reebok's North American operations including sales, marketing and distribution. Prior to joining Reebok, Mr. Carmody served as Director of Marketing of Nike and a Deputy District Attorney of Santa Clara County, California. Mr. Carmody is also a director of Continental Materials Corporation, an American Stock Exchange listed company.

         Except for Dean Willard and Emily Willard-Finley (father and daughter), there are no family relationships among APG's directors and officers.

         The term of office for all directors expires upon the selection and qualification of a successor.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following tables set forth certain summary information concerning the compensation awarded to, earned by, or paid to the Chief Executive Officer and any other executive officers of APG whose combined salary and bonus for 1999 exceeded $100,000 (collectively, the "named executive officers").

                         SUMMARY COMPENSATION TABLE (1)

                                            Annual Compensation                     Long-Term Compensation Awards
                                                                          Restricted Stock     Securities
          Name                                             Other Annual        Award(s)        Underlying      All Other
and Principal Position    Year        Salary    Bonus      Compensation          (2)          Options/SARs   Compensation
----------------------    ----        ------    -----      ------------          ---          ------------   ------------
Dean M. Willard           1999          $0       $0             $0                $0            20,000(3)     $116,667(4)
  Chairman, CEO           1998          $0       $0             $0                $0            40,000(3)     $ 26,667(4)
                          1997          $0       $0             $0                $0                 0        $      0


(1) It should be noted that all executive officers other than Mr. Willard received less than $100,000 during 1999. As of August 31, 1999, all APG officers are paid a salary of $1 per year. Due to the reduced scope of APG's operations, and the use of consultants and professionals to perform specific tasks when needed, the time required to manage APG's current operations has been reduced significantly. Continuity and availability of competent officers has been maintained by arrangement with PBT, a company in which APG owns a significant equity position. APG's executive officers are now employed by PBT and/or a subsidiary of PBT and are allowed sufficient time as needed to manage APG's business matters. From time to time, APG's directors and officers have been granted market-price options for APG common stock.

(2) On December 31, 1999, Mr. Willard held 1,000,000 shares of APG common stock, with a market value of $562,000 as of December 31, 1999, as follows: 800,000 shares in joint tenancy with Rebecca J. Willard, his wife, and 200,000 shares as co-trustee with Rebecca J. Willard of the Willards Children's Trust.

An additional 800,000 shares were registered to Dean M. Willard and Rebecca J. Willard in joint tenancy and 200,000 shares were registered to Dean M. Willard and Rebecca J. Willard as trustees of the Willards Children's Trust. In connection with the July 1999 acquisition of D'Artagnan, these additional shares are being held by an independent trust company and will be released to the Willards if certain performance milestones are reached. Until those milestones are reached, these additional 1,000,000 shares have been excluded from all computations of outstanding shares, including the number of shares outstanding as presented on the face of the Balance Sheet.

These 2,000,000 shares were received by the Willards in the tax-free exchange of D'Artagnan shares for APG shares. (See note B to the financial statements.)

(3) On September 21,1998, Mr. Willard was granted options for 40,000 shares with an exercise price of $2.90 per share, and on July 30, 1999, Mr. Willard was granted options for an additional 20,000 shares with an exercise price of $1.156 per share. All these options vest 25% on each of the first four anniversary dates of the grant (10,000 options have vested as of December 31, 1999), expire 10 years after the grant date, and have an exercise price equal to the market price on the date of grant.

(4) Mr. Willard's services were acquired under contract with Willard Associates, Inc.

OPTION AND STOCK APPRECIATION RIGHT (SAR) GRANTS

         The following table sets forth certain information with respect to options to purchase common stock granted during the year ended December 31, 1999 to each of the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Number Of Securities             Percent Of Total
                         Underlying Options/SARs        Options/SARs Granted To      Exercise Or
        Name                     Granted               Employees In Fiscal Year      Base Price     Expiration Date
        ----                     -------               ------------------------      ----------     ---------------
  Dean M. Willard             20,000 shares                       25%               $1.156/share     July 30, 2009

These options vest 25% on each of the first four anniversary dates of the July 30, 1999 grant date and were issued with an exercise price equal to the market price on the date of grant. (These options are the same options described in footnote 3 to the Summary Compensation Table above.)

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth, for each of the named executive officers, information concerning the exercise of stock options during the year ended December 31, 1998 and the value of all exercisable and unexercisable options outstanding at December 31, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                          Shares                    Number Of Unexercised Securities        Value Of Unexercised
                       Acquired On     Value        Underlying Options/SARs At Fiscal    In-The-Money Options/ SARs
       Name             Exercise      Realized                 Year-End                      At Fiscal Year-End
       ----             --------      --------                 --------                      ------------------
  Dean M. Willard          None          N/A               10,000 exercisable                        N/A
                                                           50,000 unexercisable

Mr. Willard did not exercise any options during 1999, and the exercise price for all of his options exceeded the market price at December 31, 1999.

LONG-TERM INCENTIVE PLAN

         APG does not have any long-term incentive plan.

COMPENSATION OF DIRECTORS

         Directors receive no cash compensation for their efforts on behalf of APG. From time to time, directors have been granted market-price options under the 1998 Stock Option Plan at the sole discretion of the Board of Directors. During the fiscal year ended December 31, 1999, Thomas Carmody, the only outside director, was granted options for 20,000 shares. These options, granted on July 30, 1999, have an exercise price of $1.156 per share, the market price for APG stock on that date. These options vest 25% on each of the first four anniversaries of the grant date and expire ten years from the grant date. These options are identical to options granted to the inside directors in their capacity as executive officers of APG.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth, as of April 3, 2000, certain information with respect to beneficial ownership by (1) all persons known to management to own more than 5% of APG's outstanding voting stock, and by (2) the directors and named executive officers both individually and as a group. Except as otherwise indicated, the shareholders listed below have sole investment and voting power with respect to their shares.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (1)

Title Of                                                                  Amount And Nature Of    Percent
 Class                     Name And Address Of Beneficial Owner             Beneficial Owner      Of Class
 -----                     ------------------------------------             ----------------      --------
Common
                Andrew L. Evans (incl. Dominion, Maritime, and Matrix)
                15302  25th Drive SE, Mill Creek, WA 98012                   5,702,600(2)           44.1

                Michael Lauer (incl. Lancer and Orbiter)
                375 Park Avenue, Suite 2006, New York, NY 10152              4,800,000(3)           31.8

                Dean M. Willard and Rebecca J. Willard
                APG, 7341 Anaconda Avenue, Garden Grove, CA 92841            1,047,500(4)            8.4

                Wm Sword & Co, Incorporated
                34 Chambers Street, Princeton, NJ 08542                        723,789(5)            5.5

                Benton Associates LLC
                34 Chambers Street Princeton, NJ 08542                         723,789(6)            5.5

                Orgyen Cho Dzong
                Route 81, Box 555, Greenville, NY 12083                        700,000(7)            5.6

Preferred,
series B

                Andrew L. Evans
                15302  25th Drive SE, Mill Creek, WA 98012                   1,480,000(8)           42.5

                Michael Lauer (incl. Lancer and Orbiter)
                375 Park Avenue, Suite 2006, New York, NY 10152              2,000,000(9)           57.5

(1) The number and percentage of common shares beneficially owned are based on 12,404,071 common shares outstanding after full conversion of series A preferred shares to common shares. The number and percentage of series B preferred shares beneficially owned are based on 3,480,000 series B preferred shares outstanding. All the amounts in this table reflect the situations that existed as of December 31, 1999 as well as April 3, 2000.

In accordance with the regulations of the Securities and Exchange Commission, the figures in the table include shares owned or controlled on April 3, 2000 plus any shares that the person has the right to acquire by June 2, 2000. Such a right to acquire may be contained in an option or a warrant which is exercisable between April 3 and June 2, 2000. Any assumed increase in a person's ownership due to an option or warrant affects the computation of the number of shares owned and the percentage ownership of such person (or group including that person) but does not affect any computations for any other person. Beneficial ownership includes any shares over which the person has (or shares) the power to direct the voting and/or disposition of such shares.

(2) Includes 455,000 shares held by Mr. Evans personally, plus 1,907,619 shares held by Maritime Capital Partners LP, of which Mr. Evans is General Partner, 1,739,459 shares held by Dominion Income Management Corp., of which Mr. Evans is President, 580,522 shares held by Dominion Income Management Corp. Profit Sharing Plan, of which Mr. Evans is Trustee, 500,000 shares held by Matrix Capital Management Ltd., which is controlled by Mr. Evans, as well as warrants to purchase 500,000 shares with an exercise price of $0.01 per share held by Mr. Evans personally and warrants to purchase 20,000 shares with an exercise price of $2.00 per share held by Maritime Capital Partners LP.

See also footnote 8 with regard to Mr. Evans' ownership of APG's series B Preferred stock. Considering all of APG's voting stock as if it comprised only one class, Mr. Evans is the beneficial owner of 7,182,600 shares, or 43.8 percent of all APG voting stock.

(3) Includes 125,000 shares held by Mr. Lauer personally, plus 1,050,000 shares held by Lancer Offshore, Inc., 525,000 shares held by Lancer Partners LP, 300,000 shares held by Lancer Voyager Fund, 100,000 shares held by The Orbiter Fund, Ltd., as well as warrants to purchase 150,000 shares with an exercise price of $2.00 per share held by Mr. Lauer personally, warrants to purchase 1,450,000 shares with an exercise price of $2.00 per share held by Lancer Offshore, Inc., warrants to purchase 450,000 shares with an exercise price of $2.00 per share held by Lancer Partners LP., warrants to purchase 250,000 shares with an exercise price of $0.01 per share held by Lancer Offshore, Inc., warrants to purchase 250,000 shares with an exercise price of $0.01 per share held by The Orbiter Fund, Ltd., and warrants to purchase 150,000 shares with an exercise price of $2.00 per share held by The Orbiter Fund, Ltd.

See also footnote 9 with regard to Mr. Lauer's beneficial ownership of APG's series B Preferred stock. Considering all of APG's voting stock as if it comprised only one class, Mr. Lauer is the beneficial owner of 6,800,000 shares, or 36.6 percent of all APG voting stock.

(4) Includes 800,000 shares held by Dean M. Willard and Rebecca J. Willard in joint tenancy plus 200,000 shares held by Dean M. Willard and Rebecca J. Willard as trustees of the Willards Children's Trust, as well as options to purchase 37,500 shares with an exercise price of $0.60 per share held by Mr. Willard personally plus options to purchase an additional 10,000 shares with an exercise price of $2.90 per share held by Mr. Willard personally.

Excludes an additional 800,000 shares registered to Dean M. Willard and Rebecca
J. Willard in joint tenancy and 200,000 shares registered to Dean M. Willard and Rebecca J. Willard as trustees of the Willards Children's Trust. In connection with the July 1999 acquisition of D'Artagnan Associates, Inc., these excluded shares are being held by an independent trust company and will be released to the Willards if certain performance milestones are reached. Until those milestones are reached, the 1,000,000 shares have been excluded from all computations of outstanding shares, including the number of shares outstanding as presented on the face of the Balance Sheet.

(5) Includes 75,000 shares held by Wm Sword & Co, Incorporated as well as warrants to purchase 648,789 shares with an exercise price of $1.156 per share held by Wm Sword & Co, Incorporated.

(6) Includes 75,000 shares held by Benton Associates LLC as well as warrants to purchase 648,789 shares with an exercise price of $1.156 per share held by Benton Associates LLC.

(7) Comprised of 700,000 shares held by Orgyen Cho Dzong.

(8) Comprised of 1,480,000 shares held by Mr. Evans personally. (Also see footnote (2).)

(9) Comprised of 1,000,000 shares held by Lancer Offshore, Inc. and 1,000,000 shares held by The Orbiter Fund, Ltd. (Also see footnote (3).)

                      SECURITY OWNERSHIP OF MANAGEMENT (1)

Title Of                                                                 Amount And Nature Of    Percent Of
 Class                Name And Address Of Beneficial Owner                 Beneficial Owner        Class
 -----                ------------------------------------                 ----------------        -----

Common
                Dean M. Willard, Chief Executive Officer and director
                APG, 7341 Anaconda Avenue, Garden Grove, CA 92841             1,047,500(2)           8.4

                George Barraza, director
                APG, 7341 Anaconda Avenue, Garden Grove, CA 92841                25,000(3)           0.2

                Carl Walker, director
                APG, 7341 Anaconda Avenue, Garden Grove, CA 92841                12,500(4)           0.1

                Thomas Carmody, director
                8 Summit Avenue, Hull, MA 02045                                  39,553(5)           0.3

                All directors and named executive officers, as a group        1,124,553(6)           9.0

(1) The number and percentage of common shares beneficially owned are based on 12,404,071 common shares outstanding after full conversion of series A preferred shares to common shares. No series B preferred shares are beneficially owned by any of the persons included on this table. All the amounts in this table reflect the situations that existed as of December 31, 1999 as well as April 3, 2000.

In accordance with the regulations of the Securities and Exchange Commission, the figures in the table include shares owned or controlled on April 3, 2000 plus any shares that the person has the right to acquire by June 2, 2000. Such a right to acquire may be contained in an option or a warrant which is exercisable between April 3 and June 2, 2000. Any assumed increase in a person's ownership due to an option or warrant affects the computation of the number of shares owned and the percentage ownership of such person (or group including that person) but does not affect any computations for any other person. Beneficial ownership includes any shares over which the person has (or shares) the power to direct the voting and/or disposition of such shares.

(2) Includes 800,000 shares held by Dean M. Willard and Rebecca J. Willard in joint tenancy plus 200,000 shares held by Dean M. Willard and Rebecca J. Willard as trustees of the Willards Children's Trust, as well as options to purchase 37,500 shares with an exercise price of $0.60 per share held by Mr. Willard personally plus options to purchase an additional 10,000 shares with an exercise price of $2.90 per share held by Mr. Willard personally.

Excludes an additional 800,000 shares registered to Dean M. Willard and Rebecca
J. Willard in joint tenancy and 200,000 shares registered to Dean M. Willard and Rebecca J. Willard as trustees of the Willards Children's Trust. In connection with the July 1999 acquisition of D'Artagnan Associates, Inc., these excluded shares are being held by an independent trust company and will be released to the Willards if certain performance milestones are reached. Until those milestones are reached, the 1,000,000 shares have been excluded from all computations of outstanding shares, including the number of shares outstanding as presented on the face of the Balance Sheet.

(3) Includes options to purchase 25,000 shares with an exercise price of $0.60 per share held by Mr. Barraza personally.

(4) Includes options to purchase 12,500 shares with an exercise price of $0.60 per share held by Mr. Walker personally.

(5) Includes 4,553 shares held by Mr. Carmody personally, as well as options to purchase 20,000 shares with an exercise price of $2.00 per share, options to purchase an additional 8,750 shares with an exercise price of $20.00 per share, and options to purchase an additional 6,250 shares with an exercise price of $0.60 per share. All these options are held by Mr. Carmody personally.

(6) See footnotes 2 through 5 above.

CHANGES IN CONTROL

         Management is unaware of any arrangements that may result in a change in control of APG.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Several transactions during the last two years involved a director, executive officer, or material security holder. The following discussions assume that the reader is familiar with the matters disclosed in the Business Development section of Item 1, above. Item 1 is incorporated here by reference.

         Team Scandia, a former subsidiary of APG sold in December 1998, primarily was housed in a facility owned by an affiliate of Mr. Andrew L. Evans, APG's largest shareholder and a former director. Until its sale in December 1998, Team Scandia paid rent of $20,000 per month for use of this facility. However, at the time of its sale, Team Scandia's rent was in arrears. In full payment of the past-due rent, Team Scandia gave Mr. Evans six showcars prior to its sale to its management.

         Mr. Evans resigned as APG's Chairman of the Board in September 1998, Chief Executive Officer in November 1998, and a director in February 1999. Mr. Evans continues to own or control a significant amount of APG stock. Affiliates of Mr. Evans purchased 15,271,980 shares of IMSG common stock (exchanged into 763,599 shares of APG common stock) for $4.00 per share (adjusted for the 20-1 reverse split). In May 1998 Mr. Evans received warrants to purchase 100,000 shares of APG common stock with an exercise price of $0.01 per share as consideration for guaranteeing two credit lines of subsidiaries of $500,000 each. In November 1998 Mr. Evans received warrants to purchase 172,000 shares of APG common stock with an exercise price of $0.01 per share as consideration for guaranteeing a $720,000 equipment loan to Team Scandia and a $1,000,000 credit line of Automotive Specialty Chemicals Group, Inc. (formerly IMSG). These warrants were exercised and converted into 272,000 shares of APG common stock in 1998. Mr. Evans and his affiliates control a significant portion of APG's common stock (see Item 11); this control may affect the ability of APG management to be independent.

         In February 1999, APG signed a Term Sheet and Option Agreement for the acquisition of Ampersand Ventures' AC Tech equity and debt. Concurrent with the execution of the Term Sheet and Option Agreement, APG made a non-refundable $1,000,000 option payment to Ampersand Ventures. Ampersand Ventures then invested this money as an unsecured, subordinated loan to AC Tech. Dean M. Willard, APG's chairman and chief executive officer at the time, was also the chairman and chief executive officer of AC Tech, as well as a minority shareholder of AC Tech. On August 2, 1999, APG contributed the Term Sheet and Option Agreement as partial payment on the purchase of a 22% equity interest in PBT.

         In April 1999, APG formed a wholly-owned subsidiary, D'Artagnan Associates, Inc. (D'Artagnan), a Delaware corporation, for the purpose of merging with a California corporation of the same name controlled by APG's board chairman and chief executive officer, Dean M. Willard. On July 20, 1999, the merger was consummated for a purchase price of 1,000,000 shares of APG's common stock, plus an additional 1,000,000 shares of APG's common stock subject to certain restrictions. Based on an independent appraisal, APG has recorded an asset of $1,875,000, which is the amount of the total acquisition cost.

         On May 20, 1999, warrants for 2,200,000 shares of common stock were issued to Mr. Michael Lauer and three entities controlled by him. These warrants have an exercise price of $2.00 per share and expire on May 20, 2004. These warrants were issued in connection with obtaining $2,000,000 of short-term borrowing. These warrants were issued as follows: warrants for 1,450,000 shares were issued to Lancer Offshore, Inc.; warrants for 450,000 shares were issued to Lancer Partners LP; warrants for 150,000 shares were issued to The Orbiter Fund, Ltd.; and warrants for 150,000 shares were issued to Mr. Lauer personally.

         On July 20, 1999, 1,000,000 shares of series B preferred stock were issued to Lancer Offshore, Inc. (Lancer), and an additional 1,000,000 shares of series B preferred stock were issued to The Orbiter Fund, Ltd. (Orbiter) as payment of the $2,000,000 debt owed to Lancer and Orbiter. Also, warrants for 250,000 shares of common stock were issued to Lancer, and warrants for an additional 250,000 shares of common stock were issued to Orbiter. All of these warrants have an exercise price of $0.01 per share and expire on July 20, 2004. Lancer and Orbiter are controlled by Mr. Michael Lauer.

         On July 22, 1999, 1,480,000 shares of series B preferred stock were issued to Mr. Andrew L. Evans in exchange for Mr. Evans paying off APG's $1,480,000 debt. Also, warrants for an additional 500,000 shares of common stock were issued to Mr. Evans. These warrants have an exercise price of $0.01 per share and expire on July 22, 2004.

         As of July 30, 1999, APG issued 150,000 shares of common stock plus warrants to purchase an additional 1,297,578 shares with an exercise price of $1.156 per share to brokers as payment for services rendered in connection with the PBT acquisition. Half of these shares and warrants was issued to Wm Sword & Co, Incorporated; the other half was issued to Benton Associates LLC.

         As part of APG's acquisition of its equity interest in PBT, the issuance of options to PBT employees for 2,325,000 shares of APG's common stock were authorized on August 2, 1999. Of that amount, options for 1,807,000 shares were granted on January 12, 2000, including options for 300,000 shares to Mr. George Barraza, APG's Chief Financial Officer and a director; 100,000 shares to Mr. Carl Walker, APG's Treasurer and a director; and 35,000 shares to Mrs. Emily Willard-Finley, APG's Secretary. These options were granted to Mr. Barraza in his capacity as Chief Financial Officer of PBT; to Mr. Walker in his capacity as Chief Financial Officer of AC Tech, a wholly-owned subsidiary of PBT; and to Mrs. Finley in her capacity as Secretary of PBT. All these options were granted on January 12, 2000, have an exercise price of $0.60 per share, the fair market value on the date of grant, and have a ten-year life. Even though these options were fully vested upon grant, they may not be exercised until the common stock into which they will be converted has been registered with the Securities and Exchange Commission. APG has committed to registering that stock within five years from the date of grant. Of the options for 2,325,000 shares originally authorized, the remaining options for 518,000 shares are being held for future grants to PBT employees.

         On January 12, 2000, APG granted options for 370,000 shares of common stock under its 1998 Stock Option Plan. These options have an exercise price of $0.60 per share, expire ten years from date of grant, and vest 25% at date of grant and 25% on each of the first three anniversaries of the grant date. These options were granted as follows: 150,000 shares to Mr. Dean M. Willard, Chairman of the Board and Chief Executive Officer; 100,000 shares to Mr. George Barraza, Chief Financial Officer and a director; 50,000 shares to Mr. Carl Walker, Treasurer and a director; 35,000 shares to Mrs. Emily Willard-Finley, Secretary; 25,000 shares to Mr. Thomas H. Carmody, a director; and 10,000 shares to Mr. Jeffrey Young, independent director of APG Special Purpose Sub, Inc., a wholly-owned subsidiary of APG.

         In April 2000, APG raised $750,000 cash for general corporate purposes by selling a portion of its investment in PBT to several members of APG's and PBT's management and security holders, including APG's directors George Barraza ($50,000) and Carl Walker ($25,000). All these sales were made at substantially the same per share price that APG paid for the shares when they were acquired in the PBT transaction. The amounts listed above include the total transactions which include a proportional amount of PBT common, series B preferred, and series D preferred stock. No broker or other intermediary fees were incurred in these transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits

2.1 APG Subscription Agreement, dated as of July 30, 1999, by and among APG and PBT Brands, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request. (6)(*2.2)
2.2 Agreement and Plan of Merger dated as of May 1, 1999, by and among D'Artagnan Associates, Inc. (a Delaware corporation), APG, D'Artagnan
         Associates, Inc. (a California corporation) and the shareholders of D'Artagnan (6)(*2.3)
2.3 Amendment, dated as of May 1, 1999, to the Agreement and Plan of Merger filed as Exhibit 2.3 to APG's Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999 (6)(*2.4)
3.1      Certificate of Incorporation of APG, as amended August 1998
3.2      Bylaws of Registrant (2)(*3.3)
4.1      Certificate of Designation with respect to Series A Preferred Stock of
         APG (1)(*4)
4.2      Certificate of Designation with respect to Series B Preferred Stock of
         APG (6)(*4.2)
4.3      Form of warrant to purchase APG common stock. Pursuant to Item
         601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.
10.1     1998 Stock Option Plan of APG as amended May 22, 1998 (4)
10.2     Form of agreement evidencing grants of stock options by APG to various
         PBT employees. These options, granted as of January 12, 2000, were for a total of 1,807,000 shares and were granted in partial satisfaction of the requirement to issue options for 2,325,000 shares of APG's common stock in connection with the acquisition of an equity interest in PBT
         Brands, Inc.
10.3     Agreement to acquire 80% interest in Boyds Wheels, Inc.: "Committee's
         First Amended Chapter 11 Plan of Reorganization" entered by court
         January 28, 1999 (3)(*10.16)
10.4 Term Sheet and Option Agreement dated February 8, 1999. This document is the agreement to acquire Ampersand's investment interest in AC Tech.
         (5)(*10.1)
10.5     APG Agreement among APG, PBT Brands, Inc., and the APG Parties Named
         Herein dated August 2, 1999. This document provided for APG to acquire
         22% of the common stock of PBT. (This exhibit is also referred to as Document "M" on page 3 of the APG Subscription Agreement filed as
         Exhibit 2.2 to APG's Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999.) Pursuant to Item 601(b)(2) of
         Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.
         (6)(*10.20)
10.6 Employment and Non-Interference Agreement, dated as of July 30, 1999, by and between Dean Willard and PBT Brands, Inc. (a Delaware corporation) (This exhibit is also referred to as Document "P" on page
         4 of the APG Subscription Agreement filed as Exhibit 2.2 to APG's
         Quarterly Report on Form 10-QSB filed for the quarter ended September
         30, 1999.) (6)(*10.21)
10.7     Letter agreement constituting the sale of APG's subsidiary, Royal
         Purple Motor Oil, Inc., to Royal Purple, Inc. as of July 31, 1999

10.8     Stock Purchase Agreement, dated as of December 30, 1999, by and among
         APG, Klein Engines & Competition Components, Inc., and RPM Engines,
         Inc. This document provided for the sale of the Klein subsidiary.
10.9 $500,000 Loan Agreement for Royal Purple Motor Oil, Inc. with Keybank dated June 15, 1998, and maturing December 15, 1998 (1)(*10)(NE)
10.10    $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group,
         Inc. (formerly International Motor Sports Group, Inc.) with First
         Capital Bank of Arizona dated November 4, 1998 (3)(*10.14)(NE)
10.11    $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group,
         Inc. (formerly International Motor Sports Group, Inc.) with First
         Capital Bank of Arizona dated November 4, 1998 (5)(*10.2)(NE)
10.12    $719,733 Commercial Installment Note for Team Scandia with National
         City Bank of Indiana dated November 19, 1998 (3)(*10.15)(NE)
10.13 $1,000,000 short term "bridge" loan for APG with The Orbiter Fund, dated May 20, 1999, maturing July 31,1999
10.14 $1,000,000 short term "bridge" loan for APG with Lancer Offshore, Inc., dated May 20, 1999, maturing July 31,1999
10.15    Repayment Agreement, dated July 20, 1999, between APG and The Orbiter
         Fund converting the May 20, 1999 $1,000,000 loan into APG preferred stock and warrants for APG common stock
10.16    Repayment Agreement, dated July 20, 1999, between APG and Lancer
         Offshore, Inc. converting the May 20, 1999 $1,000,000 loan into APG preferred stock and warrants for APG common stock
10.17    Debt Assumption Agreement, dated July 22, 1999, between APG and
         Dominion Income Management Corp. converting $1,480,000 of APG debt into
         APG preferred stock and warrants for APG common stock
21.1     Subsidiaries of APG
27.1     Financial Data Schedule

----------------------------------
         (*) Exhibit Number of this document in original filing
         (1) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended June 30, 1998
         (2) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998
         (3) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998
         (4) Incorporated by reference to Appendix A of the Definitive Information Statement on Form 14C filed on February 26, 1999
         (5) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended March 31, 1999
         (6) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999
         (NE) Document is no longer effective but is included in this list of exhibits until it is more than two years old in accordance with the instructions of the SEC

(b) Reports on Form 8-K

         On August 16, 1999, APG filed a Current Report on Form 8-K. This report disclosed its purchase of a 22% ownership position in PBT Brands, Inc. on August 2, 1999. That Form 8-K indicated that the financial statements and pro forma financial information required to be filed as part of that Form 8-K were not available by August 16 and that those documents would be filed by an amendment to that Form 8-K. APG has not received all of the required documents to date and will file the amendment when it receives all required materials.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Automotive Performance Group, Inc.
--------------------------------------------------------------------------------
                                  (Registrant)


By                             /s/ Dean M. Willard
  ------------------------------------------------------------------------------
                 (Dean M. Willard, Chief Executive Officer and
                      Chairman of the Board of Directors)


Date  May 25, 2000
     ---------------------------------------------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By                             /s/ Dean M. Willard
  ------------------------------------------------------------------------------
                 (Dean M. Willard, Chief Executive Officer and
                      Chairman of the Board of Directors)


By                             /s/ George Barraza
  ------------------------------------------------------------------------------
             (George Barraza, Chief Financial Officer and Director)


By                               /s/ Carl Walker
  ------------------------------------------------------------------------------
        (Carl Walker, Treasurer, Chief Accounting Officer, and Director)


By                            /s/ Thomas H. Carmody
  ------------------------------------------------------------------------------
                          (Thomas H. Carmody, Director)


Date  May 25, 2000
     ---------------------------------------------------------------------------

            Financial Statements and Report of Independent Certified
                               Public Accountants

                     AUTOMOTIVE PERFORMANCE GROUP, INC. AND
                                  SUBSIDIARIES

                                December 31, 1999

                                 C O N T E N T S


                                                                                                                Page


CONSOLIDATED FINANCIAL STATEMENTS


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                     F-3

         CONSOLIDATED BALANCE SHEET                                                                             F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                                                                  F-5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                                         F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                  F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             F-9

                         [Grant Thornton LLP letterhead]




               Report of Independent Certified Public Accountants









Board of Directors
Automotive Performance Group, Inc.

We have audited the accompanying consolidated balance sheet of Automotive Performance Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Automotive Performance Group, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Seattle, Washington
February 9, 2000 (except for
  note C, as to which the
  date is April 24, 2000 and note G2
  as to which the date is May 16, 2000)

              Automotive Performance Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999
                        (In Thousands, Except Share Data)

CURRENT ASSETS
     Cash                                                                       $    161
     Accounts receivable                                                              65
     Prepaid expenses and other                                                       77
                                                                                --------

         Total current assets                                                        303

FURNITURE and EQUIPMENT, net                                                          54

OTHER ASSETS
     Investment in PBT Brands, Inc.                                                3,077
     Intangible assets, net                                                        1,823
                                                                                --------

                                                                                $  5,257
                                                                                ========

CURRENT LIABILITIES
     Accounts payable                                                           $  1,013
     Accrued liabilities                                                             150
     Net liabilities of discontinued automotive parts and
         accessories subsidiaries                                                    548
                                                                                --------

         Total current liabilities                                                 1,711

COMMITMENTS AND CONTINGENCIES                                                         --

STOCKHOLDERS' EQUITY
     Preferred stock - authorized 13,000,000 shares, $0.0001 par value:
         Series A - authorized 5,650,000 shares; no shares outstanding                --
         Series B - authorized 7,000,000 shares; 3,480,000 shares outstanding         --
     Common Stock - authorized 130,000,000 shares, $0.0001 par
         value, 12,404,071 shares outstanding                                          1
     Additional contributed capital                                               62,765
     Accumulated other comprehensive income                                           28
     Accumulated deficit                                                         (59,248)
                                                                                --------
                                                                                   3,546
                                                                                --------

                                                                                $  5,257
                                                                                ========



The accompanying notes are an integral part of this financial statement.

Automotive Performance Group, Inc. and Subsidiaries

       CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,
(In Thousands, Except Per Share Data)

                                                                                          1999            1998
                                                                                        --------        --------
Revenues                                                                                $     --        $     --

Expenses
     Selling, general and administrative                                                     530             338
     Salaries, payroll taxes and benefits                                                    570             281
     Professional expenses                                                                 1,192           1,788
     Depreciation and amortization                                                            71               3
     Write-off of goodwill                                                                 3,047              --
                                                                                        --------        --------
                                                                                           5,410           2,410
                                                                                        --------        --------

         Operating loss                                                                   (5,410)         (2,410)

Other income (expense)
     Equity in losses of affiliate                                                        (3,251)             --
     Interest expense                                                                       (365)           (297)
     Financing costs                                                                     (10,065)             --
     Gain on sale of affiliate                                                                --           1,122
     Other income                                                                            154              --
                                                                                        --------        --------
                                                                                         (13,527)            825
                                                                                        --------        --------

         Loss from continuing operations before discontinued
            operations and extraordinary item                                            (18,937)         (1,585)

Discontinued operations
     Loss from operations of discontinued venue division and subsidiary                       --            (339)
     Loss from operations of discontinued race team subsidiary                                --          (4,924)
     Loss from disposal of race team subsidiary                                               --            (925)
     Loss from operations of discontinued specialty chemical subsidiary                   (1,111)         (1,636)
     Loss from sale of discontinued specialty chemical subsidiary including
         operating losses during phase-out period                                           (806)             --
     Loss from operations of automotive parts and accessories subsidiaries                  (851)         (4,713)
     Loss from sale of discontinued automotive parts and accessories subsidiaries
         including operating losses during phase-out period                               (1,083)             --
                                                                                        --------        --------

         Loss from discontinued operations                                                (3,851)        (12,537)
                                                                                        --------        --------

         Loss before extraordinary item                                                  (22,788)        (14,122)
                                                                                        --------        --------

Extraordinary item
     Gain from extinguishment of debt                                                         --             258
                                                                                        --------        --------

         NET LOSS                                                                       $(22,788)       $(13,864)
                                                                                        ========        ========

Loss per common share basic and diluted
     Loss before discontinued operations and extraordinary item                         $  (2.11)       $  (0.32)
     Discontinued operations                                                               (0.43)          (2.53)
     Extraordinary item                                                                       --            0.05
                                                                                        --------        --------

                                                                                        $  (2.54)       $  (2.80)
                                                                                        ========        ========


The accompanying notes are an integral part of these statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998
                        (In Thousands, Except Share Data)


                                                                    Preferred stock series A     Preferred stock series B
                                                                    ------------------------     ------------------------
                                                                       Shares      Amount           Shares     Amount
                                                                       ------      ------           ------     ------
Balance at January 1, 1998                                                 --        $--               --       $--

Related party notes payable and accrued interest converted
     into common stock                                                     --         --               --        --

Issuance of common stock in conjunction with the acquisition
     of Klein Engines and Competition Components, Inc.                     --         --               --        --

Issuance of common stock for services                                      --         --               --        --

Issuance of stock options for settlement of lawsuit                        --         --               --        --

Issuance of warrants for financing arrangement                             --         --               --        --

Issuance of stock options for consulting services                          --         --               --        --

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs            2,195,000         --               --        --

Foreign currency translation adjustment                                    --         --               --        --

Net loss for the year                                                      --         --               --        --
                                                                   ----------      -----       ----------     -----

Balance at December 31, 1998                                        2,195,000         --               --        --

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs            2,604,000         --               --        --

Conversion of series A preferred stock into common stock           (4,799,000)        --               --        --

Debt converted into series B preferred stock                               --         --        3,480,000        --

Issuance of common stock for purchase of Boyds Wheels                      --         --               --        --

Issuance of common stock and warrants for services                         --         --               --        --

Issuance of common stock for acquisition of D'Artagnan                     --         --               --        --

Issuance of warrants for investment in PBT Brands, Inc.                    --         --               --        --

Stock options authorized to employees of PBT Brands, Inc.
     in conjunction with investment in PBT                                 --         --               --        --

Issuance of warrants for financing costs                                   --         --               --        --

Net loss for the year                                                      --         --               --        --
                                                                   ----------        ---       ----------       ---

Balance at December 31, 1999                                               --        $--        3,480,000       $--
                                                                   ==========        ===       ==========       ===


                                                                          Common stock                 Additional
                                                                      ---------------------            contributed
                                                                      Shares          Amount             capital
                                                                      ------          ------             -------
Balance at January 1, 1998                                          2,121,692       $       --       $   14,657

Related party notes payable and accrued interest converted
     into common stock                                              3,359,334                1           16,724

Issuance of common stock in conjunction with the acquisition
     of Klein Engines and Competition Components, Inc.                391,695               --            1,958

Issuance of common stock for services                                  83,048               --              163

Issuance of stock options for settlement of lawsuit                    12,187               --               24

Issuance of warrants for financing arrangement                        272,000               --              631

Issuance of stock options for consulting services                          --               --              176

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs                   --               --            4,085

Foreign currency translation adjustment                                    --               --               --

Net loss for the year                                                      --               --               --
                                                                   ----------       ----------       ----------

Balance at December 31, 1998                                        6,239,956                1           38,418

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs                   --               --            5,591

Conversion of series A preferred stock into common stock            4,799,000               --               --

Debt converted into series B preferred stock                               --               --            3,480

Issuance of common stock for purchase of Boyds Wheels                 200,000               --            1,250

Issuance of common stock and warrants for services                    165,115               --              287

Issuance of common stock for acquisition of D'Artagnan              1,000,000               --            1,875

Issuance of warrants for investment in PBT Brands, Inc.                    --               --              975

Stock options authorized to employees of PBT Brands, Inc.
     in conjunction with investment in PBT                                 --               --              824

Issuance of warrants for financing costs                                   --               --           10,065

Net loss for the year                                                      --               --               --
                                                                   ----------       ----------       ----------

Balance at December 31, 1999                                       12,404,071       $        1       $   62,765
                                                                   ==========       ==========       ==========

                                                                    Accumulated
                                                                       other
                                                                   comprehensive     Accumulated
                                                                       income          deficit              Total
                                                                       ------          -------              -----
Balance at January 1, 1998                                         $     (117)       $  (22,596)       $   (8,056)

Related party notes payable and accrued interest converted
     into common stock                                                     --                --            16,725

Issuance of common stock in conjunction with the acquisition
     of Klein Engines and Competition Components, Inc.                     --                --             1,958

Issuance of common stock for services                                      --                --               163

Issuance of stock options for settlement of lawsuit                        --                --                24

Issuance of warrants for financing arrangement                             --                --               631

Issuance of stock options for consulting services                          --                --               176

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs                   --                --             4,085

Foreign currency translation adjustment                                   145                --               145

Net loss for the year                                                      --           (13,864)          (13,864)
                                                                   ----------        ----------        ----------

Balance at December 31, 1998                                               28           (36,460)            1,987

Issuance of series A preferred stock in conjunction with
     Private Placement Memorandum, net of issuance costs                   --                --             5,591

Conversion of series A preferred stock into common stock                   --                --                --

Debt converted into series B preferred stock                               --                --             3,480

Issuance of common stock for purchase of Boyds Wheels                      --                --             1,250

Issuance of common stock and warrants for services                         --                --               287

Issuance of common stock for acquisition of D'Artagnan                     --                --             1,875

Issuance of warrants for investment in PBT Brands, Inc.                    --                --               975

Stock options authorized to employees of PBT Brands, Inc.
     in conjunction with investment in PBT                                 --                --               824

Issuance of warrants for financing costs                                   --                --            10,065

Net loss for the year                                                      --           (22,788)          (22,788)
                                                                   ----------        ----------        ----------

Balance at December 31, 1999                                       $       28        $  (59,248)       $    3,546
                                                                   ==========        ==========        ==========



The accompanying notes are an integral part of this statement.

              Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                 (In Thousands)

                                                                               1999            1998
                                                                             --------        --------
Increase (Decrease) in Cash
Cash flows from operating activities:
     Net loss                                                                $(22,788)       $(13,864)
     Adjustments to reconcile net loss to net cash
         used in operating activities
         Depreciation and amortization                                            232           2,003
         Impairment of intangible assets                                        3,047           2,123
         Deferred revenue                                                          --               4
         Forgiveness of debt                                                       --            (259)
         Equity in losses from affiliates                                          21              79
         Equity losses in investment in PBT Brands, Inc.                        3,251              --
         Gain on sale of affiliate                                                 --          (1,122)
         Loss on sale of assets of subsidiary                                     409              --
         Loss on disposition of subsidiaries                                      422             925
         Interest expense on notes payable converted to common stock               --             319
         Issuance of common stock and warrants for services                       287             340
         Issuance of common stock for settlement of lawsuit                        --              24
         Issuance of warrants for financing costs                              10,065             297
         Loss (gain) on disposal of assets                                         51            (212)
         Write-off of notes receivable and accrued interest                       675             533
         Changes in assets and liabilities, net of sale of subsidiary:
            Accounts receivable                                                   (12)            299
            Notes receivable                                                      (15)             --
            Inventories                                                           104            (317)
            Prepaid expenses and other                                            130             124
            Accounts payable                                                      368             734
            Accrued liabilities                                                    51            (258)
                                                                             --------        --------
                Net cash used in operating activities                          (3,702)         (8,228)

Cash flows from investing activities:
     Purchase of furniture and equipment                                          (93)           (269)
     Proceeds from sale of investment in affiliate                                 --           2,000
     Investment in subsidiaries, less cash received of
         $0 and $112, respectively                                             (1,194)           (250)
     Investment in PBT Brands, Inc.                                            (4,529)             --
     Investment in affiliates                                                      --            (333)
     Deposit on future acquisition                                                 --            (500)
     Proceeds from the sale of assets of subsidiary                               461              --
     Proceeds from the sale of building                                         1,343              --
     Proceeds from the disposition of equipment                                    21           2,112
                                                                             --------        --------
         Net cash (used in) provided by investing activities                   (3,991)          2,760



                                    Continued

               Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                 (In Thousands)


                                                           1999            1998
                                                          -------        -------
Cash flows from financing activities:
     Payments on long-term obligations                       (298)        (1,347)
     Payments on mortgage payable                          (1,343)            --
     Payments on capital leases                               (83)           (72)
     Proceeds from notes payable                            2,023             --
     Proceeds from issuance of preferred stock              5,591          4,085
     Proceeds from related party notes payable, net            --            100
     Proceeds from line of credit, net                        135            876
                                                          -------        -------
         Net cash provided by financing activities          6,025          3,642

Effect of exchange rate on cash                                --            144
                                                          -------        -------

Net decrease in cash                                       (1,668)        (1,682)

Cash at beginning of period                                 1,829          3,511
                                                          -------        -------

Cash at end of period                                     $   161        $ 1,829
                                                          =======        =======

Cash paid during the period for interest                  $   151        $   274
                                                          =======        =======

Noncash investing and financing activities:
     See note M

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    Automotive Performance Group, Inc. (APG) was formed to be the parent company for several high-performance automotive and specialty chemical related operating subsidiaries. In 1999, APG discontinued the operations of all of its previously existing subsidiaries and acquired a 22% ownership interest in PBT Brands, Inc. (PBT), a new company formed to acquire the Automotive Aftermarket Business of Loctite Corporation (Permatex). Permatex manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. APG also acquired 80% of Boyds Wheels, Inc. (Boyds) out of bankruptcy protection and formed a wholly-owned subsidiary, D'Artagnan Associates, Inc. (D'Artagnan), which merged with a company with the same name.

    In 1999, APG also formed a wholly-owned subsidiary, Zeropaper.com, Inc.
    (ZP), which purchased all the outstanding shares of Boyds and D'Artagnan and all of APG's previously existing automotive and specialty chemical subsidiaries as follows: (1) Klein Engines and Competition Components, Inc. (Klein), (2) Automotive Specialty Chemicals Group, Inc. (ASCG), formerly International Motor Sports Group, Inc. (IMSG), (3) Royal Purple Motor Oil, Inc. (RPMO) and (4) D3 Design Works, Inc. (D3).

    A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.  Principles of Consolidation

    The financial statements include the accounts of APG and its wholly owned subsidiaries. Investments in companies in which management has the ability to exercise significant influence are included based on the equity method of accounting. Under the equity method of accounting, APG's share of the earnings or losses of such companies are reflected in the Consolidated Statements of Operations. The amount by which APG's carrying value exceeds its share of the underlying net assets of companies accounted for under the equity method is amortized over an 8-year period. The amortization is netted against the equity losses in investment in PBT Brands, Inc. in the accompanying Consolidated Statements of Operations. All significant intercompany balances and transactions have been eliminated.

    2.  Comprehensive Income

    All balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange, and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Consolidated Statements of Operations.

    3.  Furniture and Equipment

    Furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives of equipment range from three to five years and three years for furniture. The straight-line method of depreciation is followed for all assets for financial reporting purposes.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

    4.  Accounts Receivable

    APG considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided. If amounts become uncollectible, they will be charged to operations when that determination is made.

    5.  Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense, related primarily to discontinued operations, was approximately $500,000 and $164,000 for the years ended December 31, 1999 and 1998, respectively.

    6.  Intangible Assets

    Intangible assets as of December 31, 1999 represent the cost of assets acquired in the merger of D'Artagnan, discussed in note B, which are being amortized using the straight-line method over a 15-year period. APG continually evaluates the carrying value of its intangible assets for possible impairment. If amounts become impaired, they will be charged to operations when that determination is made.

    In 1999, management determined that there had been impairment in the carrying value of goodwill totaling $3,047,000 related to the acquisition of Boyds, discussed in note B. The impairment loss is recorded in the Consolidated Statement of Operations for the year ended December 31, 1999.

    In 1998, management determined that there had been an impairment in the carrying value of goodwill totaling approximately $2,123,000 related to the acquisition of Klein, described in note B, and D3 Design Works, Inc. The impairment loss was reported in selling, general and administrative expense for the year ended December 31, 1998 and retroactively restated as loss from discontinued operations of automotive parts and accessories subsidiaries in the Consolidated Statements of Operations.

    7.  Use of Estimates

    In preparing APG's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    8.  Fair Value of Financial Instruments

    The carrying amount of all significant financial instruments approximates fair value under the requirements of Statement of Financial Accounting Standards No. 107 - Disclosure About Fair Value of Financial Instruments.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

    9.  Loss Per Share

    Loss per share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 8,981,992 and 4,949,893 for the years ended December 31, 1999 and 1998, respectively. The results of the computation of loss per share assuming dilution for the years ended December 31, 1999 and 1998 was anti-dilutive; and therefore, is not included.

    10. Stock Split

    On March 30, 1998, the shareholders increased the number of authorized shares of common stock from 50,000,000 to 130,000,000 and the number of authorized shares of preferred stock from 5,145,000 to 13,000,000. The shareholders also approved a 20-for-1 reverse stock split effective April 17, 1998, the effective date of the business combination of Klein, described in note B. In addition, the par value of the common stock was changed from $0.01 to $0.0001. All per share amounts and references to common stock, warrants and options have been retroactively restated to reflect the decreased number of common shares outstanding.

    11. Concentration of Credit Risk

    APG maintains its cash balances in financial institutions, which at times, may exceed federally insured limits. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. APG has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

    12. Reclassifications

    Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation.


NOTE B - ACQUISITIONS AND MERGERS

    Boyds Wheels, Inc.

    In April 1999, APG acquired 80% of the current outstanding shares of common stock of Boyds Wheels, Inc. out of bankruptcy protection for a total cash purchase price of approximately $1,690,000 in addition to 200,000 shares of APG's common stock. The acquisition was accounted for under the purchase method of accounting. The $3,047,000 excess of the total acquisition cost over the fair value of net assets acquired was written off because the expected future operating discounted cash flows of the acquired business were less than the carrying value of goodwill. The approved bankruptcy plan of reorganization for Boyds provides for APG to invest up to an additional $2,000,000 in Boyds to recapitalize Boyds and for working capital purposes. As of December 31, 1999, APG had invested $249,000 of that amount. The Consolidated Statements of Operations includes 100% of the results of operations of Boyds from April 1, 1999.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE B - ACQUISTIONS AND MERGERS - Continued

    D'Artagnan Associates, Inc.

    In April 1999, APG formed a wholly-owned subsidiary, D'Artagnan Associates, Inc., a Delaware corporation, for the purpose of merging with a California corporation of the same name controlled by APG's board chairman and chief executive officer, Dean M. Willard. On July 20, 1999, the merger was consummated for a purchase price of 1,000,000 shares of APG's common stock, plus an additional 1,000,000 shares of APG's common stock subject to certain restrictions. APG has recorded an intangible asset of $1,875,000, which is the amount of the total acquisition cost. APG is amortizing the asset over a 15-year life. Accumulated amortization totaled $52,000 for the year ended December 31, 1999.

    Zeropaper.com, Inc.

    On July 23, 1999, APG formed a wholly-owned subsidiary, Zeropaper.com, Inc., a Delaware corporation, whereby APG received 1,000 shares of ZP's common stock with a par value of $0.01. On July 29, 1999, ZP purchased all the outstanding shares of Klein and ASCG, whereby ZP received a total of 100 shares of common stock of each. ZP also purchased all of APG's ownership interest in Boyds, consisting of 102,629,814 shares of Boyds' common stock, and all of APG's ownership of D'Artagnan, consisting of 1,000 shares of D'Artagnan's common stock. ZP also assumed all other past, present, and future obligations of APG related to APG's motor vehicles parts and accessories and specialty chemicals businesses, excluding PBT.

    Klein Engines and Competition Components, Inc.

    Effective April 17, 1998, through a series of mergers, IMSG exchanged 108,930,887 shares of its common stock for an equal number of shares of APG's common stock and Klein Engines and Competition Components, Inc. exchanged 7,833,902 shares of its common stock for an equal number of shares of APG. These transactions resulted in IMSG being the acquirer in the transaction. The combination is accounted for under the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $2,041,000 was written off as of December 31, 1998 because the expected future operating undiscounted cash flows of the acquired business were less than the carrying value of goodwill. The Consolidated Statements of Operations includes the results of operations of Klein from April 1, 1998, which are reflected as discontinued operations as discussed in note L.

NOTE C - MANAGEMENT PLANS

    In 1999, APG discontinued its operations of its existing subsidiaries, which had previously required significant funds from APG to support operations. As of December 31, 1999, APG's remaining assets included its investment in PBT Brands, Inc. and its D'Artagnan intangible asset. On April 24, 2000, APG sold 4% of its 22% investment in PBT Brands, Inc. for $750,000. In fiscal 2000, APG expects to continue funding its operations through cash generated by activities of its D'Artagnan subsidiary, from asset sales, and from the issuance of additional preferred stock, if needed. Management believes these plans provide for continuance of operations through January 1, 2001. However, there can be no assurance that APG will be able to obtain sufficient funds to fund future operations.

    APG continues to seek and evaluate opportunities to acquire or merge with another company or companies.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE D - TRANSACTIONS WITH AFFILIATES

    In December 1998, APG sold its 50% interest in Scandia Bodine Racing, LLC,
    (SBR) a NASCAR Winston Cup Team to veteran NASCAR driver Brett Bodine for $2,000,000. APG recorded a gain on the sale of SBR of $1,122,000 and recorded operating losses of approximately $216,000 for the year ended December 31, 1998. Additionally, APG wound up the operations of its 50% interest in Cristen Powell Enterprises and Jimmy Kite Enterprises, which had no material effect on APG's operations for the years ended December 31, 1999 and 1998.


NOTE E - INVESTMENT IN PBT BRANDS, INC.

    On July 13, 1999, APG entered into an agreement with the Jordan Company
    (TJC), which would allow APG to acquire a 22% equity ownership position in PBT Brands, Inc. PBT is majority owned by TJC and affiliates. To implement this agreement with TJC, several collateral documents were executed among the various parties involved. These collateral documents allowed APG to acquire 22% of the outstanding common stock of PBT as well as shares of PBT's preferred stock, and required that options representing approximately 18.5% of the outstanding common stock of APG as of the closing date be held by PBT employees. On July 27, 1999, APG formed a wholly-owned subsidiary, APG Special Purpose Sub, Inc., a Delaware corporation, for the purpose of holding APG's investment in PBT.

    On August 2, 1999, APG completed its acquisition of 22% of the common stock of PBT and shares of PBT's preferred stock for $6,327,700. This acquisition included the purchase of 110,000 shares of common stock plus 3,250 shares of series B junior redeemable preferred stock and 990 shares of series D junior redeemable preferred stock. PBT has the right to buy back its stock from APG upon the occurrence of a change in control of APG or a material breach by APG of the agreement between PBT and APG.

    APG also acquired the preemptive right to maintain 22% of the equity in PBT's common stock in the case of any future events that might otherwise dilute APG's position, such as the sale of additional PBT stock to fund future acquisitions by PBT.

    Also on August 2, 1999, APG authorized the issuance of options for 2,325,000 shares, or approximately 18.5%, of APG's common stock to PBT employees, contingent on closing the purchase of a 22% interest in PBT. The issuance of these options was part of the terms of APG's purchase of its 22% interest in PBT. Although APG initially agreed to issue these options under its 1998 Stock Option Plan, APG and the other parties concerned subsequently agreed that the APG stock options for PBT employees would be issued under a new, specially designed option agreement and outside of the 1998 Stock Option Plan. This new option agreement for PBT employees provides for (i) an exercise price equal to the fair market value of APG's common stock on the date of grant and (ii) a term of ten years from the date of grant. On January 12, 2000, options for a total of 1,807,000 shares were granted to PBT employees under the new option agreement at an exercise price of $0.60 per share. The remaining options for 518,000 shares have been reserved for future grants to PBT employees.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE E - INVESTMENT IN PBT BRANDS, INC. - Continued

    At December 31, 1999, APG's initial carrying amount of PBT accounted for under the equity method exceeded its share of the underlying equity in net assets of PBT by approximately $2 million. This excess relates to the ownership interests acquired in PBT and is being amortized over an eight-year period. As of December 31, 1999, APG's investment in PBT totaled $3,077,000 which includes approximately $3,148,000 of investment losses resulting from APG's 22% equity interest in PBT and $103,000 of amortization on APG's excess cost over underlying equity of PBT.

    Summarized audited financial information of PBT Brands, Inc. as of December 31, 1999 and for the period July 26, 1999 (date of incorporation) through December 31, 1999 is as follows (in thousands):

       Total assets                        $      147,642
       Total liabilities                   $      132,664
       Total redeemable preferred stock    $       28,786
       Total shareholders' deficit         $      (13,808)

       Revenues (five months)              $       51,883
       Net loss (five months)              $      (14,308)


    On April 24, 2000, APG sold an amount equal to 4% of the outstanding equity of PBT Brands, Inc. for $750,000. See note C.


NOTE F - FURNITURE AND EQUIPMENT - AT COST

    Furniture and equipment consist of the following at December 31, 1999 (in thousands):

Equipment                                            $51
Furniture                                             21
                                                     ---
                                                      72
Less accumulated depreciation and amortization        18
                                                     ---

                                                     $54
                                                     ===

NOTE G - COMMITMENTS AND CONTINGENCIES

    1.  Operating Lease Obligation

    APG conducted a portion of its operations in a leased facility classified as an operating lease. In 1999, APG discontinued its operations of its specialty chemical subsidiary which occupied the leased facility. In February 2000, APG's discontinued subsidiary, RPMO, stopped making payments on this lease.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    Future minimum lease payments under this noncancelable operating lease as of December 31, 1999, are approximately as follows (in thousands):

        Year ending December 31,
        ------------------------
                2000                       $ 46
                2001                         48
                2002                          8
                                           ----
                                           $102
                                           ----

    Rent expense for this leased facility totaled approximately $34,000 for the year ended December 31, 1999.

    Rent expense on all leased facilities for the year ended December 31, 1998 totaled approximately $244,100.

    2.  Legal Matters

    APG is involved in certain claims arising in the normal course of business. An estimate of the possible loss resulting from these matters cannot be made; however, with the exception of the subsequently settled cases, APG believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

    Accurate Air Conditioning, Inc. (an Arizona corporation) has filed suit against APG, Thomas G. Klein and Jane Doe Klein, husband and wife, and Klein Engines and Competition Components, Inc. (a Nevada corporation) on June 17, 1999. This suit is now pending in the Arizona Superior Court, Maricopa County. Accurate alleges that it sold a building to Klein for cash plus 26,400 shares of Klein's common stock and that Tom Klein, personally and as an officer of Klein, signed a Redemption Agreement guaranteeing to repurchase the shares for $5 each. The plaintiff seeks $132,000 plus interest, fees and costs.

    EMAP Petersen, Inc. (a Delaware corporation formerly known as Petersen Publishing, Inc.) has filed suit against APG, Royal Purple Motor Oil, Inc., and certain of their former officers and employees as amended on February 4, 2000 and again on May 16, 2000. This suit is now pending in the California Superior Court, County of Los Angeles, Central Division. Petersen alleges that it provided advertising and event sponsorships to APG and its affiliates, as authorized by its officers, and that charges in the amount of $290,000 remain unpaid for those services. The plaintiff seeks $290,000 plus interest, fees and costs. APG has indemnified its officers and employees from all claims in this matter.

    While it is too early to provide an evaluation of the above claims at this time, it is possible that, due to the size of the claims asserted against APG, these matters, either individually or taken together, may have a material adverse effect on APG's financial position and results of operations.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    On December 31, 1999, APG was involved in additional cases where the claims against APG involved significant amounts, but which have been resolved subsequently without a material effect on APG's financial position or results of operations. These cases are described below.

    FUSA, Ltd. (an Ohio limited liability company) filed suit against International Motor Sports Group, Inc. (a corporation and wholly-owned subsidiary of APG) and Road Atlanta, Ltd. (a corporation doing business as Panoz Motorsports) on November 19, 1998. This suit was filed in the U.S. District Court for the Northern District of Ohio Eastern Division. FUSA alleged that it contracted with IMSG to hold two events at a venue owned by IMSG that IMSG sold to Road Atlanta prior to the events. The plaintiff further alleged that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. The plaintiff sought $150,000 in damages. IMSG was dismissed from this case on February 10, 2000.

    Hermitage Capital Corp. (a Delaware corporation) filed suit against APG, KSH Investment Group, Inc. (a Delaware corporation), and Cary W. Sucoff, Managing Director of KSH on August 19, 1999. This suit was filed in the New York Supreme Court. Hermitage alleged that APG sold its preferred stock through private placements to accredited investors and used KSH as its sole placement agent for these sales. Hermitage is a broker dealer who participated in one of these placements under an agreement whereby Hermitage received a portion of KSH's fees for bringing investors into the transaction. These fees were a combination of cash and warrants to purchase additional shares. A subsequent placement of APG stock was undertaken with KSH again acting as sole placement agent. An investor brought to the earlier placement by Hermitage also invested in this subsequent placement. Hermitage sought the warrants it claimed to have never received from the first placement. In addition, Hermitage sought fees for the later placement based on the additional amount invested by the party it earlier introduced to APG and KSH. Hermitage sought warrants for 12,500 shares of series A preferred stock at $2.00 per share, warrants for an unspecified number of additional shares of series A preferred stock at $2.50 per share, cash in the aggregate amount of $915,000 or more, unspecified additional compensation, punitive damages, fees, and interest. KSH Investment Group, Inc. had indemnified Automotive Performance Group, Inc. from all claims in this matter and settled this case, including all claims against APG, on March 10, 2000.

    Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) filed suit against APG, Mr. Dean M. Willard (Chairman and CEO of both APG and PBT), PBT, and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18, 1999). This suit was filed in the Massachusetts Superior Court, County of Suffolk. Plaintiffs alleged that APG entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs sought $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. APG had indemnified Mr. Willard from all claims in this matter. This case was settled by all parties, and the Stipulation of Dismissal was entered in the court records on April 3, 2000. In the fourth quarter of 1999, APG recorded a reserve totaling $150,000 equal to management's best estimate for its portion of the agreed settlement.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

    APG is aware of several other matters that, while not presently a matter of litigation or arbitration, may develop into litigation or arbitration in the future. Some of these matters, either individually or taken together, may have a material adverse effect on APG's financial position and results of operations. It is too early to estimate any possible loss resulting from these matters.

    No APG company is the subject of any known or potential environmental litigation.

    3.  Employee Benefit Plan

    Klein, APG's former subsidiary which was sold in 1999, had a defined contribution 401(k) plan. All employees were eligible for this plan upon completion of six months of service and attainment of age 21. APG had the option to make discretionary contributions at year-end. APG did not make any contributions to the plan for the years ended December 31, 1999 and 1998.


NOTE H - BORROWINGS AND CONVERSIONS OF DEBT

    In 1999, APG converted existing debt guaranteed by its majority shareholder totaling $1,480,000 into 1,480,000 shares of series B preferred stock and granted warrants to purchase 500,000 shares of APG's common stock at an exercise price of $0.01 in connection with the conversion. Also in 1999, APG obtained short-term financing of $2,000,000 and granted warrants to purchase an additional 2,200,000 shares at an exercise price of $2.00 in conjunction with the issuance. APG also converted the $2,000,000 into series B preferred stock and granted warrants to purchase 500,000 shares of APG's common stock at an exercise price of $0.01. APG recognized financing costs for the fair value of warrants granted totaling $10,065,000.


NOTE I - CONVERTIBLE PREFERRED STOCK

    APG is authorized to issue up to 13,000,000 shares of preferred stock, $0.0001 par value.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


NOTE I - CONVERTIBLE PREFERRED STOCK - Continued

    APG authorized 5,650,000 shares of series A preferred stock. During the years ended December 31, 1999 and 1998, APG issued 2,604,000 and 2,195,000 shares, respectively, of series A preferred stock at $2.50 per share to accredited investors in conjunction with a private placement. Proceeds received, net of issuance costs, totaled $5,591,000 and $4,085,000 as of December 31, 1999 and 1998, respectively. The preferred shares are convertible to common shares of APG at the rate of one share of common stock for each share of preferred stock. In 1999, all the outstanding shares of APG's series A preferred shares were converted into 4,799,000 shares of APG's common stock.

    In 1999, APG authorized 7,000,000 shares of series B preferred stock to be partially issued for the purpose of converting debt of approximately $1.5 million guaranteed by the majority shareholder of APG and short-term borrowings of $2 million, as discussed in note H, into 3,480,000 shares of series B preferred stock. Each share of series B preferred stock is convertible into a number of shares of common stock determined by dividing
    (i) the $1.00 per share stated value of such series B preferred stock plus an amount equal to any accumulated and unpaid dividend by (ii) the conversion price, defined initially as $2.00 per share. Series B holders are entitled to dividends of additional series B shares, when declared by the Board, at a rate per annum equal to 13% of the stated value per share of the series B preferred stock. Series B has liquidation preference before Junior Stock but after Senior Stock.


NOTE J - WARRANTS

    APG had the following warrants outstanding to purchase common shares at December 31, 1999:

        Warrants issued to a consultant whereby one warrant entitles the holder to purchase one common share at $3.00. The warrants
        were fully vested as of December 31, 1998 and expire in 2001.              150,000

        Warrants issued to an investment company for raising capital through various private placements, whereby one warrant entitles the holder to purchase one common share at a price ranging from $2.00 to $2.50. The warrants were fully vested as of December 31, 1999 and expire in 2004.
                                                                                   213,450

        Warrants issued to shareholders and directors whereby one
        warrant entitles the holder to purchase one common share at a price ranging from $2.00 to $4.00. The warrants are
        exercisable over a five to ten-year term and expire in 2003
        and 2008.                                                                   27,916

        Warrants issued in conjunction with conversion of debt whereby one warrant entitles the holder to purchase one common share at $0.01. The warrants were fully vested as of December 31,
        1999 and expire in 2004.                                                 1,000,000

        Warrants issued in conjunction with issuance of debt whereby one warrant entitles the holder to purchase one common share at $2.00. The warrants were fully vested as of December 31,
        1999 and expire in 2004.                                                 2,200,000

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE J - WARRANTS - Continued

        Warrants issued to a consultant whereby one warrant entitles the holder to purchase one common share at $1.16. The warrants were fully
        vested as of December 31, 1999 and expire in 2004.                           1,297,578


        Warrants issued to a consultant whereby one warrant entitles the holder to purchase one common share at $5.25. The warrants were fully vested as
        of December 31, 1999 and expire in 2004.                                       100,000
                                                                                    ----------
                                                                                     4,988,944
                                                                                     =========


    On July 30, 1999, APG issued warrants to purchase 1,297,578 shares of common stock at an exercise price of $1.16 per share for services rendered in conjunction with the PBT acquisition discussed in note E. APG recognized costs of approximately $975,000 for the fair value of the services received.


    During 1998, APG also granted 272,000 common stock warrants to a shareholder to purchase one share of common stock at a grant price of $0.01 per share for obtaining and guaranteeing three lines of credit held during the year and guaranteeing an equipment loan for $720,000. The warrants fully vested at the time of issue and were exercised in 1998. Financing expense of $297,300 was recognized during the year ended December 31, 1998 and financing costs of $330,700 were deferred and subsequently recognized in 1999 over the period the loans were guaranteed.


NOTE K - STOCK OPTIONS

    APG has a stock option plan accounted for under APB Opinion 25 and related Interpretations. The plan allows APG to grant options to employees for up to 4,000,000 shares of common stock. Options currently outstanding vest over a three to ten-year period. The options are exercisable at not less than the market value of APG's common stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method required by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, the effect on APG's net loss would have been immaterial for the years ended December 31, 1999 and 1998. The fair value of option grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: expected volatility of 65.5%; risk free interest rate of 6.5%; expected life of ten years; and a zero percent dividend yield, and in 1998: expected volatility of 47.78%; risk free interest rate of 5.375%; expected life of five years; and a zero percent dividend yield.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE K - STOCK OPTIONS - Continued

    A summary of APG's stock option plan's activity is as follows as of December 31:

                                                              Weighted
                                                              Average
                                              Shares       Exercise Price
                                              ------       --------------
Outstanding at December 31, 1997              550,000        $    .71
Granted                                       920,000        $   2.11
Forfeited                                    (662,500)       $   1.08
                                              -------
Outstanding at December 31, 1998              807,500        $   2.46
Granted                                       100,000        $   1.16
Forfeited                                    (660,000)       $   2.03
                                             --------
Outstanding at end of year                    247,500        $   3.08
                                             ========

Options exercisable at end of year             78,750        $   4.11
                                             ========        ========

Weighted-average fair value of options
    granted during 1999                      $   0.91
                                             ========

Weighted-average fair value of options
    granted during 1998                      $   1.03
                                             ========


The following is a summary of stock options outstanding at December 31, 1999:

                                                           Options Outstanding
                                  -----------------------------------------------------------------------
                                                            Weighted-Average
                                       Number                  Remaining              Number of Options
           Exercise Price           Outstanding             Contractual Life             Exercisable
         -------------------      -----------------      -----------------------      -------------------
         $1.16                             100,000             9.4 years                               -
         $2.00 - $2.90                     130,000             8.4 years                          70,000
         $20.00                             17,500             5.25 years                          8,750


    As of December 31, 1999, APG had authorized the issuance of options to purchase 2,325,000 shares of APG's common stock. These options were authorized outside of APG's 1998 Stock Option Plan in conjunction with APG's investment in PBT Brands, Inc., as discussed in note E. On January 12, 2000, options for a total of 1,807,000 of these shares were granted to PBT employees at an exercise price of $0.60 per share. The remaining options for 518,000 shares have been reserved for future grants to PBT employees. The options expire ten years from the grant date.

    Also on January 12, 2000, APG granted options for 370,000 shares of common stock to directors at an exercise price of $0.60.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE L - DISCONTINUED OPERATIONS

    The operations for certain subsidiaries for the years ended December 31, 1999 and 1998 are reflected as discontinued operations in APG's Consolidated Statements of Operations. During 1999, APG decided to sell its specialty chemical subsidiary's assets and sell or discontinue operations of its automotive parts and accessories subsidiaries. During 1998, APG decided to sell its race team operation. Accordingly as of December 31, 1999 and 1998, these operations were considered discontinued and sold or abandoned. The operations of subsidiaries discontinued in 1999 have been retroactively reflected as discontinued operations for the year ended December 31, 1998.

    Specialty Chemical Subsidiary

    In July 1999, APG completed the sale of certain operating assets totaling approximately $870,000 of its Royal Purple Motor Oil subsidiary, which marketed and distributed a product line of premium oils and lubricants. APG received cash proceeds of $461,000 and recorded a loss on the sale of assets of $409,000 in addition to $397,000 of operating losses incurred during the phase-out period. APG has net liabilities remaining from RPMO totaling $548,000.

    APG recorded losses from RPMO's operations totaling $1,111,000 and $1,636,000 for the years ended December 31, 1999 and 1998, respectively, as discontinued operations.

    Automotive Parts and Accessories Subsidiaries

    APG has committed itself to a formal plan of disposal of APG's automotive parts and accessories subsidiaries by either sale or abandonment. On December 30, 1999, APG's subsidiary Zeropaper.com, Inc. completed the sale of its subsidiary Klein Engines and Competition Components, Inc., which manufactures high performance engines and components. APG recorded a loss on the sale of Klein of $422,000. APG also recognized losses during the phase out period for Klein, Automotive Specialty Chemicals Group, Inc., formerly International Motor Sports Group, Inc. and D3 Design Works, Inc. totaling $661,000.

    Prior to its formal plan of disposal, APG recorded losses from its automotive parts and accessories subsidiaries totaling $851,000 and $4,713,000 for the years ended December 31, 1999 and 1998, respectively, as discontinued operations.

    Venue Operations

    APG incurred losses of $339,000 during the year ended December 31, 1998, related to operations of its subsidiary IMSG Properties LTD, which was discontinued in 1997.

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE L - DISCONTINUED OPERATIONS - Continued

    Race Team Operation

    In December 1998, APG sold all of the outstanding shares of capital stock of its wholly-owned subsidiary, Team Scandia, Inc. (Team Scandia), a motor sports race team that competed in the Indianapolis Racing League and National Hot Rod Association's Top Fuel Series, in exchange for 20% of Team Scandia's consolidated annual net profit from operations for the period January 1, 1999 through December 31, 2003. APG recorded a loss on the sale of Team Scandia totaling $925,000 and recorded a loss from its operations prior to the sale of $4,924,000 for the years ended December 31, 1998. Team Scandia, Inc. did not report a net profit for the year ended December 31, 1999.


NOTE M - NONCASH INVESTING AND FINANCING ACTIVITIES

    Supplemental disclosure of non-cash investing and financing activities is as follows for December 31:

                                                                           1999              1998
                                                                       -----------       -----------
Non-cash investing and financing activities:
   Issuance of common stock for D'Artagnan                             $ 1,875,000       $        --
   Issuance of preferred stock for conversion of debt                  $ 3,480,000       $        --
   Issuance of common stock for purchase of Boyds                      $ 1,250,000       $        --
   Issuance of common stock for conversion of related party debt       $        --       $16,724,259
   Stock options authorized to PBT employees in conjunction
      with investment in PBT                                           $   824,000       $        --
   Issuance of warrants in conjunction with investment in PBT          $   975,000       $        --


    In conjunction with the purchase of Boyds, discussed in note B, APG acquired a building valued at $1,343,000 and assumed a mortgage totaling $1,343,000.


NOTE N - INCOME TAXES

    APG accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE N - INCOME TAXES - Continued

    The income tax provision reconciled to the tax computed at the statutory federal rate for the years ended December 31 was as follows:

                                                          1999                           1998
                                             -------------------------------         ----------
                                                                                     Continuing and
                                             Discontinued         Continuing         Discontinued
                                             Operations           Operations         Operations
                                             ----------           ----------         ----------
Tax benefit at statutory rate                $(2,537,000)       $(4,930,000)       $(4,714,000)
Non-deductible meals and entertainment             6,000              9,000             30,000
Goodwill written off                           1,036,000             53,000            440,000
Warrants issued for financing expenses                --          3,422,000                 --
Accrued liabilities not paid                          --             53,000                 --
Disposition of subsidiary                             --           (149,000)                --
Equity loss in PBT                                    --          1,070,000                 --
Net operating losses and capital loss
    carryforwards                                651,000                 --                 --
Valuation allowance                              844,000            472,000          4,244,000
                                             -----------        -----------        -----------

    Total                                    $        --        $        --        $        --
                                             ===========        ===========        ===========


The components of deferred taxes are as follows at December 31, 1999:

                                         Discontinued        Continuing
                                          Operations         Operations
                                          ----------         ----------
Deferred tax asset:
Capital loss carryforwards              $   748,000        $     3,000
Net operating loss carryforwards          6,220,000          1,276,000
Stock options issued for services                --            113,000
Valuation allowance                      (6,968,000)        (1,392,000)
                                        -----------        -----------

                                        $        --        $        --
                                        ===========        ===========

               Automotive Performance Group Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

NOTE N - INCOME TAXES - Continued

    APG has established valuation allowances for continuing and discontinued operations of $8,360,000 and $7,044,000 as of December 31, 1999 and 1998,
    respectively, due to the uncertainty of future utilization. The valuation allowance was increased by $1,316,000 and $4,244,000 during the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, APG had net operating loss carryforwards for federal income tax reporting purposes of approximately $22,048,000, which expire in 2011, 2012, and 2019. Of this, $3,753,000 relates to losses from continuing operations and $18,295,000 relates to losses from discontinued operations. However, due to potential limitations under Section 382 of the Internal Revenue Code, some of the net operating losses may not be available and any subsequent changes in ownership may result in further limitations.

    Also at December 31, 1999, APG had capital loss carryforwards for federal income tax reporting purposes of approximately $2,208,000, which expire in 2003. Of this, $8,000 relates to capital losses from continuing operations and $2,200,000 relates to capital losses from discontinued operations. The utilization of the capital loss carryforwards are uncertain as they can only be offset by capital gain income and may also be subject to limitations in the case of a change in ownership.


NOTE O - FOURTH QUARTER ADJUSTMENT

    In the fourth quarter of 1999, APG recorded an adjustment to its investment in PBT related to the third quarter of 1999. The adjustment resulted in a net increase in APG's investment in PBT of $1,875,000 and a corresponding decrease in APG's loss for the year ended December 31, 1999.

                       Exhibit Index
                       -------------
Exhibit Number         Description
--------------         -----------

2.1 APG Subscription Agreement, dated as of July 30, 1999, by and among APG and PBT Brands, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request. (6)(*2.2)

2.2 Agreement and Plan of Merger dated as of May 1, 1999, by and among D'Artagnan Associates, Inc. (a Delaware corporation), APG, D'Artagnan Associates, Inc. (a California corporation) and the shareholders of D'Artagnan (6)(*2.3)

2.3 Amendment, dated as of May 1, 1999, to the Agreement and Plan of Merger filed as Exhibit 2.3 to APG's Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999
                 (6)(*2.4)

3.1              Certificate of Incorporation of APG, as amended August 1998

3.2              Bylaws of Registrant (2)(*3.3)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (1)(*4)

4.2 Certificate of Designation with respect to Series B Preferred Stock of APG (6)(*4.2)

4.3 Form of warrant to purchase APG common stock. Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request.

10.1             1998 Stock Option Plan of APG as amended May 22, 1998 (4)

10.2 Form of agreement evidencing grants of stock options by APG to various PBT employees. These options, granted as of January 12, 2000, were for a total of 1,807,000 shares and were granted in partial satisfaction of the requirement to issue options for 2,325,000 shares of APG's common stock in connection with the acquisition of an equity interest in PBT Brands, Inc.

10.3             Agreement to acquire 80% interest in Boyds Wheels, Inc.:
                 "Committee's First Amended Chapter 11 Plan of Reorganization" entered by court January 28, 1999 (3)(*10.16)

10.4 Term Sheet and Option Agreement dated February 8, 1999. This document is the agreement to acquire Ampersand's investment interest in AC Tech. (5)(*10.1)

10.5 APG Agreement among APG, PBT Brands, Inc., and the APG Parties Named Herein dated August 2, 1999. This document provided for APG to acquire 22% of the common stock of PBT. (This exhibit is also referred to as Document "M" on page 3 of the APG Subscription Agreement filed as Exhibit 2.2 to APG's Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999.) Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request. (6)(*10.20)

10.6 Employment and Non-Interference Agreement, dated as of July 30, 1999, by and between Dean Willard and PBT Brands, Inc. (a Delaware corporation) (This exhibit is also referred to as Document "P" on page 4 of the APG Subscription Agreement filed as Exhibit 2.2 to APG's Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999.) (6)(*10.21)

10.7 Letter agreement constituting the sale of APG's subsidiary, Royal Purple Motor Oil, Inc., to Royal Purple, Inc. as of July 31, 1999

10.8 Stock Purchase Agreement, dated as of December 30, 1999, by and among APG, Klein Engines & Competition Components, Inc., and RPM Engines, Inc. This document provided for the sale of the Klein subsidiary.

10.9 $500,000 Loan Agreement for Royal Purple Motor Oil, Inc. with Keybank dated June 15, 1998, and maturing December 15, 1998
                 (1)(*10)(NE)

10.10 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated November 4, 1998
                 (3)(*10.14)(NE)

10.11 $1,000,000 Loan Agreement for Automotive Specialty Chemicals Group, Inc. (formerly International Motor Sports Group, Inc.) with First Capital Bank of Arizona dated November 4, 1998
                 (5)(*10.2)(NE)

10.12 $719,733 Commercial Installment Note for Team Scandia with National City Bank of Indiana dated November 19, 1998
                 (3)(*10.15)(NE)

10.13 $1,000,000 short term "bridge" loan for APG with The Orbiter Fund, dated May 20, 1999, maturing July 31,1999

10.14 $1,000,000 short term "bridge" loan for APG with Lancer Offshore, Inc., dated May 20, 1999, maturing July 31,1999

10.15 Repayment Agreement, dated July 20, 1999, between APG and The Orbiter Fund converting the May 20, 1999 $1,000,000 loan into APG preferred stock and warrants for APG common stock

10.16 Repayment Agreement, dated July 20, 1999, between APG and Lancer Offshore, Inc. converting the May 20, 1999 $1,000,000 loan into APG preferred stock and warrants for APG common stock

10.17 Debt Assumption Agreement, dated July 22, 1999, between APG and Dominion Income Management Corp. converting $1,480,000 of APG debt into APG preferred stock and warrants for APG common stock

21.1             Subsidiaries of APG

27.1             Financial Data Schedule

----------------------------------

         (*)      Exhibit Number of this document in original filing

         (1) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended June 30, 1998

         (2) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998

         (3) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998

         (4) Incorporated by reference to Appendix A of the Definitive Information Statement on Form 14C filed on February 26, 1999

         (5) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended March 31, 1999

         (6) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended September 30, 1999

         (NE) Document is no longer effective but is included in this list of exhibits until it is more than two years old in accordance with the instructions of the SEC