Form 10QSB
period 2000-03-31
AUTOMOTIVE PERFORMANCE GROUP INC
filed 2000-07-20
CIK 1053736

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

         [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

         Commission File Number 0-23705
                                ------------------------------------------------

                       Automotive Performance Group, Inc.
--------------------------------------------------------------------------------
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

                                 (714) 373-2837
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On June 30, 2000 the issuer had 12,737,404 outstanding shares of common stock, par value $0.0001

         Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

               Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                 March 31, 2000       December 31,
                                                                                  (unaudited)            1999
                                                                                  -----------            ----
CURRENT ASSETS
     Cash                                                                          $    102            $    161
     Accounts receivable                                                                 35                  65
     Prepaid expenses and other                                                          63                  77
                                                                                   --------            --------

         Total current assets                                                           200                 303

FURNITURE and EQUIPMENT, net                                                             50                  54

OTHER ASSETS

     Investment in PBT Brands, Inc., net                                              1,032               3,077
     Intangible assets, net                                                           1,792               1,823
                                                                                   --------            --------

                                                                                   $  3,074            $  5,257
                                                                                   ========            ========

CURRENT LIABILITIES
     Accounts payable                                                              $  1,005            $  1,013
     Accrued liabilities                                                                150                 150
     Net liabilities of discontinued automotive parts and
         accessories subsidiaries                                                       564                 548
                                                                                   --------            --------

         Total current liabilities                                                    1,719               1,711

COMMITMENTS AND CONTINGENCIES                                                            --                  --

STOCKHOLDERS' EQUITY
     Preferred stock - authorized 13,000,000 shares, $0.0001 par value:
         Series A - authorized 5,650,000 shares; no shares outstanding                   --                  --
         Series B - authorized 7,000,000 shares; 3,480,000 shares outstanding            --                  --
     Common Stock - authorized 130,000,000 shares, $0.0001 par value,
         12,404,071 shares outstanding                                                    1                   1
     Additional contributed capital                                                  62,765              62,765
     Accumulated other comprehensive income                                              28                  28
     Accumulated deficit                                                            (61,439)            (59,248)
                                                                                   --------            --------
                                                                                      1,355               3,546
                                                                                   --------            --------

                                                                                   $  3,074            $  5,257
                                                                                   ========            ========

The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                       Three months ended March 31,
                                                       ----------------------------
                                                           2000          1999
                                                           ----          ----
Revenues                                                 $    44       $    --

Expenses

     Direct expenses                                          31            --
     Selling, general and administrative                      47           181
     Salaries, payroll taxes and benefits                     33           232
     Professional expenses                                   106           358
     Depreciation and amortization                            36             2
                                                         -------       -------
                                                             253           773
                                                         -------       -------

         Operating loss                                     (209)         (773)

Other income (expense)
     Equity in losses of affiliate                        (2,045)           --
     Interest expense                                         --          (155)
     Other income                                             98            12
                                                         -------       -------
                                                          (1,947)         (143)
                                                         -------       -------
         Loss from continuing operations before
              discontinued operations                     (2,156)         (916)

Discontinued operations

     Loss from operations of discontinued specialty
         chemical subsidiary                                 (35)         (309)
     Loss from operations of automotive parts and
         accessories subsidiaries                             --          (198)
                                                         -------       -------

         Loss from discontinued operations                   (35)         (507)
                                                         -------       -------

         NET LOSS                                        $(2,191)      $(1,423)
                                                         =======       =======


Loss per common share basic and diluted
     Loss before discontinued operations                 $ (0.18)      $ (0.15)
     Discontinued operations                               (0.00)        (0.08)
                                                         -------       -------

                                                         $ (0.18)      $ (0.23)
                                                         =======       =======


The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                       2000              1999
                                                                       ----              ----
Increase (Decrease) in Cash

Cash flows from operating activities:

     Net loss                                                        $(2,191)          $(1,423)
     Adjustments to reconcile net loss to net cash
         used in operating activities
         Depreciation and amortization                                    36                52
         Equity in losses from affiliates                                 --                 8
         Equity losses in investment in PBT Brands, Inc.               2,045                --
         Gain on sale of affiliate                                        --                 1
         Changes in assets and liabilities:
              Accounts receivable                                         29               (48)
              Notes receivable                                            --                (9)
              Inventories                                                 --              (100)
              Prepaid expenses and other                                  14              (226)
              Accounts payable                                             8              (284)
              Accrued liabilities                                         --               (21)
                                                                     -------           -------
                  Net cash used in operating activities                  (59)           (2,050)

Cash flows from investing activities:

     Purchase of furniture and equipment                                  --               (32)
     Deposit on future acquisition                                        --            (2,011)
     Investment in subsidiaries                                           --            (1,197)
     Purchase option                                                      --            (1,000)
     Proceeds from the disposition of equipment                           --                 1
                                                                     -------           -------
                  Net cash used in investing activities                   --            (4,239)

Cash flows from financing activities:

     Payments on long-term obligations                                    --              (124)
     Payments on capital leases                                           --               (27)
     Proceeds from issuance of preferred stock                            --             5,591
                                                                     -------           -------
                  Net cash provided by financing activities               --             5,440
                                                                     -------           -------

Net decrease in cash                                                     (59)             (849)

Cash at beginning of period                                              161             1,829
                                                                     -------           -------

Cash at end of period                                                $   102           $   980
                                                                     =======           =======

Cash paid during the period for interest                             $    --           $    55
                                                                     =======           =======


The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

         The unaudited consolidated condensed financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in Automotive Performance Group, Inc. and Subsidiaries'
(APG) audited consolidated financial statements and notes for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of APG and notes thereto, for its fiscal year ended December 31, 1999. Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

NOTE 2 - LOSS PER COMMON SHARE

         APG accounts for loss per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share. Loss per share is based on the average number of shares outstanding during each period and income available to common stockholders. The weighted average number of common shares outstanding was 12,404,071 and 6,239,956 for the three months ended March 31, 2000 and 1999, respectively. The computation for loss per common share assuming dilution for the three months ended March 31, 2000 and 1999 was anti-dilutive, and therefore, is not included.

NOTE 3 - INVESTMENT IN PBT BRANDS, INC.

         APG accounts for its investment in PBT Brands, Inc. (PBT) under the equity method of accounting whereby APG's share of the earnings or losses of PBT are reflected in the Consolidated Condensed Statements of Operations. The amount by which APG's carrying value exceeds its share of the underlying net assets of PBT is amortized over an 8-year period. This amortization expense is included in the equity losses in investment in PBT Brands, Inc. in the accompanying Consolidated Condensed Statements of Operations.

         For the three months ended March 31, 2000, APG's 22% equity losses in PBT totaled $2,045,000, which included $62,000 of amortization of APG's excess cost over underlying equity of PBT. On April 7, 2000, APG sold an amount equal to 4% of the outstanding equity of PBT Brands, Inc. for $750,000.

NOTE 4 - CONTINGENCIES

         APG is involved in certain claims arising in the normal course of business. While it is too early to provide an evaluation of these claims at this time, it is possible that, due to the size of the claims asserted against APG, these matters, either individually or taken together, may have a material effect on APG's financial position and results of operations. In addition, APG is aware of several other matters that, while not presently a matter of litigation or arbitration, may develop into litigation or arbitration in the future. Some of these matters, either individually or taken together, may have a material effect on APG's financial position and results of operations. It is too early to estimate any possible loss resulting from these matters.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Plan of Operation contains forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to Automotive Performance Group, Inc. (APG) on the date hereof, and APG assumes no obligation to update any such forward-looking statements. APG's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those risk factors described in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         It is assumed that the reader of this Form 10-QSB has read and is familiar with the materials presented in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, the following material should be read with the rest of this report in mind, especially the financial statements appearing in Part I, Item 1.

BUSINESS STRUCTURE

         APG's business at March 31, 2000 primarily consists of three elements:
PBT, Boyds and D'Artagnan.

         PBT Brands, Inc. (PBT) manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. Several members of APG's management and APG security holders are also members of PBT's management and PBT security holders. Since APG is a minority owner of PBT, it recognizes its proportional share of PBT's net income/loss as other income/loss each quarter.

         Boyds Wheels, Inc. (Boyds) designs, manufactures via contract with others, and sells specialty wheels to the automotive, truck, trailer, and recreational vehicle markets. Boyds has one employee who is responsible for designing and selling these specialty wheels to customers whom he solicits. This same employee also identifies and contracts with manufacturers to have the product produced to the customer's specifications. While in bankruptcy, a period of over one year, Boyds discontinued all of its operations and was out of the marketplace. Boyds is now in the process of attempting to re-establish its business. Boyds' rebuilding is hampered by the fact that in the highly competitive specialty wheel business there are numerous other manufacturers of competing products that have ongoing business relationships with the major wheel distributors and retailers. At the present, Boyds does not have any such ongoing relationships. Significant amounts of management time and financial resources have been required since APG acquired its 80% interest in Boyds to protect various intangible assets of Boyds, including trademarks and business reputation. In addition, Boyds owns several trademarks and designs that it has licensed to others under various royalty agreements. These royalty agreements provide small amounts of ongoing revenue. One of the trademarks has been sold to raise cash for working capital needs. In April 2000, APG announced its intent to sell the wheel business of Boyds.

         D'Artagnan Associates, Inc. (D'Artagnan), a wholly-owned subsidiary of APG, owns potential rights involving the use of signature control technology, including radar attenuating materials, and technology and assets used in the manufacture of iron carbonyl. D'Artagnan has developed unique management systems and a management team having particular relevance to the chemicals industry. Mr. Dean M. Willard, Chief Executive Officer and a director of both APG and PBT, is also the Chief Executive Officer and a director of D'Artagnan.

THE NEXT TWELVE MONTHS

         APG expects the operations of PBT to expand during the next twelve months. Boyds continues to work toward re-establishing its business and making itself salable. D'Artagnan is expected to contribute net income during 2000. In addition, APG continues to seek additional acquisition and/or merger candidates that do not interfere with the business of PBT and that may benefit from synergies created by associating with APG. Continuing efforts will be required during 2000 to complete the divestiture efforts related to business elements that were discontinued in prior periods and to resolve various legal, accounting, audit, securities, and related matters.

         During 2000, APG had no direct employees other than the one person working for Boyds. Currently, APG's officers are working for the company for a salary of $1 per year. Required legal and accounting services are all outsourced. From time to time, directors and officers have been granted market-price options.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, APG has financed its business primarily through private placements of preferred stock and debt financing. Currently, APG has no significant internal sources of continuing liquidity. APG expects to continue funding its non-acquisition liquidity needs through cash generated by activities of its D'Artagnan subsidiary, from asset sales, and from the issuance of additional preferred stock, if needed. In April 2000, APG completed the sale of a portion of its investment in PBT to a number of PBT employees and PBT investors, some of whom are also officers and directors of APG. APG believes that the proceeds from this sale, when combined with expected revenues from D'Artagnan's activities, will provide APG with enough liquidity to supply its needs for ongoing operating capital during the next twelve months. APG also is continuing to negotiate with its creditors to settle the amounts outstanding by various methods including long-term payment plans and exchanging debt for equity.

         Acquisitions will be funded through the issuance of additional debt and/or equity.

CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the restructuring which occurred in 1999 and 1998, which was explained in detail in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999, virtually all of APG's business activities that were extant a year ago no longer exist as continuing operations. In addition, virtually all of APG's business activities that will continue on a going-forward basis are new to APG within the last year. Because of this restructuring, management cautions the reader that direct comparisons between current and historical statements or analyses may not be meaningful, and may be misleading. In particular, Notes B, E, and L to the December 31, 1999 financial statements provide details regarding these divestitures and acquisitions.

         Balance Sheets - APG's assets at March 31, 2000 are comprised primarily of the excess of the total acquisition cost over the estimated fair value of assets acquired in the D'Artagnan acquisition (included in the caption "intangible assets") (58% of total assets) and APG's investment in PBT (34% of total assets). APG's liabilities at March 31, 2000 are comprised primarily of accounts payable plus accrued liabilities (primarily for legal and other professional fees related to APG's restructuring efforts) (38% of total assets) and the remaining liabilities related to discontinued subsidiaries (18% of total assets). APG's equity at March 31, 2000 represents 44% of total assets.

         The March 31, 2000 amounts have changed from those reported at December 31, 1999 primarily due to the $2.0 million decrease in the investment in PBT as discussed in note 3 to the financial statements and the resulting increase in accumulated deficit.

         Statements of Operations - The operations during the quarter ended March 31, 2000 reflect a net loss of $2.2 million, of which $2.0 million (93%) is an unrealized loss due to recording APG's share of PBT's net loss on the equity basis.

         The first quarter of 2000 differs from the corresponding period of 1999 primarily due to:

                  - operating revenues and expenses related to the Boyds subsidiary,

                  - reduced operating expenses due to the effects of APG's restructuring program,

                  -   APG's portion of PBT's net loss,

                  -   other income from the $75,000 sale of one trademark, and

                  - costs related to discontinued operations that occurred in 1999 and no longer apply in 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

         APG is involved in certain claims arising in the course of its business. Several of those claims were described in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999. The following events have occurred since December 31, 1999.

         FUSA, Ltd. (an Ohio limited liability company) filed suit against International Motor Sports Group, Inc. (a Delaware corporation and wholly-owned subsidiary of APG) and Road Atlanta, Ltd. (a corporation doing business as Panoz Motorsports) on November 19, 1998. This suit was filed in the U.S. District Court for the Northern District of Ohio Eastern Division. FUSA alleged that it contracted with IMSG to hold two events at a venue owned by IMSG that IMSG sold to Road Atlanta prior to the events. The plaintiff further alleged that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. The plaintiff sought $150,000 in damages. IMSG was dismissed from this case on February 10, 2000.

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

         Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) filed suit against APG, Mr. Dean
M. Willard (Chairman and CEO of both APG and PBT), PBT Brands, Inc., and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18, 1999). This suit was filed in the Massachusetts Superior Court, County of Suffolk. Plaintiffs alleged that APG entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs sought $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. APG had indemnified Mr. Willard from all claims in this matter. This case was settled by all parties, and the Stipulation of Dismissal was entered in the court records on April 3, 2000. In the fourth quarter of 1999 APG recorded a reserve totaling $150,000 equal to management's best estimate of APG's portion of the agreed settlement.

ITEM 2. - CHANGES IN SECURITIES.

(a)      Not applicable.

(b)      Not applicable.

(c) Options - On August 2, 1999, APG authorized options for 2,325,000 shares of common stock to PBT employees in connection with the PBT acquisition as described in APG's Form 10-KSB for the year ended December 31, 1999 and Form 10-QSB for the period ended September 30, 1999. On January 12, 2000, options for a total of 1,807,000 of these shares were granted to PBT employees at an exercise price of $0.60 per share, the fair market value on the date of grant. The remaining options for 518,000 shares have been reserved for future grants to PBT employees. The options expire ten years from the grant date.

         Also on January 12, 2000, APG granted options for 370,000 shares of common stock to selected directors and officers of APG and its subsidiaries at an exercise price of $0.60. These options vest 25% on the date of grant plus 25% on each of the three following anniversaries of the grant date. All these options expire ten years from the grant date.

         APG relied on the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering any of the above options.

(d)      Not applicable.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5. - OTHER INFORMATION.

         Effective June 1, 2000, APG's common stock was no longer traded on the OTC Bulletin Board. The OTC Bulletin Board indicated that it had delisted APG's stock because APG's filings with the U.S. Securities and Exchange Commission
(SEC) were not current. APG was unable to obtain all documents required to complete its Current Report on Form 8-K for August 1999 and its Annual Report on Form 10-KSB for the year ended December 31, 1999 on a timely basis. Some of those documents had to be prepared by other entities that APG did not control. The missing documents subsequently have been obtained and all delinquent reports have been filed with the SEC. APG is now in full compliance with all SEC filing requirements. APG will soon apply to have its common stock relisted on the OTC Bulletin Board. During the time when APG's stock is not listed on the OTC Bulletin Board, public trading in APG's common stock is reported on the "pink sheets". The "pink sheets" are published daily by the National Quotation Bureau.

         Trading on the OTC Bulletin Board is characterized by low trading volumes and high volatility;

trading on the "pink sheets" is characterized by even lower trading volumes and even higher volatility than on the OTC Bulletin Board as well as lower per share prices. While APG anticipates that its common stock will be relisted on the OTC Bulletin Board, APG cannot be sure that a broader or more stable market will develop or that its per share market price will fully recover to its former levels, if at all. The investment community could show little or no interest in APG in the future. As a result, persons receiving our securities may have difficulty in reselling such securities should they desire to do so.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index of Exhibits

3.1      Certificate of Incorporation of APG, as amended August 1998 (4)(*3.1)

3.2      Bylaws of Registrant (2)(*3.3)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (1)(*4)

4.2 Certificate of Designation with respect to Series B Preferred Stock of APG (3)(*4.2)

4.3 Form of warrant to purchase APG common stock. Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request. (4)(*4.3)

10.1 Form of agreement evidencing grants of stock options by APG to various PBT employees. These options, granted as of January 12, 2000, were for a total of 1,807,000 shares and were granted in partial satisfaction of the requirement to issue options for 2,325,000 shares of APG's common stock in connection with the acquisition of an equity interest in PBT.
         (4)(*10.2)

27.1     Financial Data Schedule

----------------------------------

         (1) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the period ended June 30, 1998

         (2) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998

         (3) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the period ended September 30, 1999

         (4) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999

         (*)  Exhibit Number of this document in original filing

(b)      Reports on Form 8-K

         APG did not file a Current Report on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AUTOMOTIVE PERFORMANCE GROUP, INC.

Date July 18, 2000          By /s/  DEAN M. WILLARD
     ---------------------     ------------------------------------------
                                    Dean M. Willard
                                    Chairman of the Board and
                                    Chief Executive Officer

Date July 18, 2000          By /s/  GEORGE BARRAZA
     ---------------------     ------------------------------------------
                                    George Barraza
                                    Chief Financial Officer

Index of Exhibits

3.1      Certificate of Incorporation of APG, as amended August 1998 (4)(*3.1)

3.2      Bylaws of Registrant (2)(*3.3)

4.1 Certificate of Designation with respect to Series A Preferred Stock of APG (1)(*4)

4.2 Certificate of Designation with respect to Series B Preferred Stock of APG (3)(*4.2)

4.3 Form of warrant to purchase APG common stock. Pursuant to Item 601(b)(2) of Regulation S-K, APG agrees to furnish supplementally a copy of any schedule or similar attachment to the Commission upon request. (4)(*4.3)

10.1 Form of agreement evidencing grants of stock options by APG to various PBT employees. These options, granted as of January 12, 2000, were for a total of 1,807,000 shares and were granted in partial satisfaction of the requirement to issue options for 2,325,000 shares of APG's common stock in connection with the acquisition of an equity interest in PBT.
         (4)(*10.2)

27.1     Financial Data Schedule

----------------------------------
         (1) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the period ended June 30, 1998

         (2) Incorporated by reference to the Registration Statement on Form SB-2 filed on December 16, 1998

         (3) Incorporated by reference to the Quarterly Report on Form 10-QSB filed for the period ended September 30, 1999

         (4) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999

         (*)  Exhibit Number of this document in original filing