Form 10QSB
period 2000-06-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 2000-08-16
CIK 1053736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the quarterly period ended June 30, 2000

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

                                 Not Applicable
                 (Former name, former address and former fiscal
                      year, if changed since last report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 31, 2000 the issuer had 12,737,404 outstanding shares of common stock, par value $0.0001


   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS.

               Automotive Performance Group, Inc. and Subsidiaries

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                            June 30, 2000   December 31,
                                                                             (unaudited)         1999
                                                                             -----------         ----
CURRENT ASSETS
  Cash                                                                         $    501       $    161
  Accounts receivable                                                                 7             65
  Prepaid expenses and other                                                         48             77
                                                                               --------       --------

     Total current assets                                                           556            303

FURNITURE and EQUIPMENT, net                                                         45             54

OTHER ASSETS
  Investment in PBT Brands, Inc., net                                                --          3,077
  Intangible assets, net                                                          1,760          1,823
                                                                               --------       --------

                                                                               $  2,361       $  5,257
                                                                               ========       ========
CURRENT LIABILITIES
  Accounts payable                                                             $    623       $  1,013
  Accrued liabilities                                                               201            150
  Net liabilities of discontinued specialty chemical subsidiary                     566            548
                                                                               --------       --------

     Total current liabilities                                                    1,390          1,711

COMMITMENTS AND CONTINGENCIES                                                        --             --

COMMON STOCK WITH PUT OPTION                                                        202             --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 13,000,000 shares, $0.0001 par value:
     Series A - authorized 5,650,000 shares; no shares outstanding                   --             --
     Series B - authorized 7,000,000 shares; 3,480,000 shares outstanding            --             --
  Common Stock - authorized 130,000,000 shares, $0.0001 par
     value, 12,737,404 shares outstanding                                             1              1
  Additional contributed capital                                                 62,765         62,765
  Accumulated other comprehensive income                                             28             28
  Accumulated deficit                                                           (62,025)       (59,248)
                                                                               --------       --------
                                                                                    769          3,546
                                                                               --------       --------

                                                                               $  2,361       $  5,257
                                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                      Three months ended          Six months ended
                                                                           June 30,                    June 30,
                                                                           --------                    --------
                                                                      2000          1999          2000          1999
                                                                      ----          ----          ----          ----
Revenues                                                            $    22       $    --       $    66       $    --

Expenses
  Direct expenses                                                        22            --            53            --
  Selling, general and administrative                                    40           324            87           506
  Salaries, payroll taxes and benefits                                   32           181            65           412
  Professional expenses                                                  (6)          467           100           825
  Depreciation and amortization                                          35             7            71             9
  Write-off of goodwill                                                  --         3,047            --         3,047
                                                                    -------       -------       -------       -------
                                                                        123         4,026           376         4,799
                                                                    -------       -------       -------       -------

     Operating loss                                                    (101)       (4,026)         (310)       (4,799)

Other income (expense)
  Equity in losses of affiliate                                        (482)           --        (2,527)           --
  Interest expense                                                       (5)          131            (5)          (23)
  Other income                                                           12            40           110            51
                                                                    -------       -------       -------       -------
                                                                       (475)          171        (2,422)           28
                                                                    -------       -------       -------       -------
     Loss from continuing operations before discontinued
        operations                                                     (576)       (3,855)       (2,732)       (4,771)

Discontinued operations
  Loss from operations of discontinued specialty chemical
    subsidiary                                                          (10)         (802)          (45)       (1,111)
  Loss from sale of discontinued specialty chemical subsidiary
    including operating losses during phase-out period                   --          (185)           --          (185)
  Loss from operations of automotive parts and accessories
    subsidiaries                                                         --          (653)           --          (850)
  Loss from sale of discontinued automotive parts and
    accessories subsidiaries including
    operating losses during phase-out period                             --        (1,685)           --        (1,685)
                                                                    -------       -------       -------       -------
    Loss from discontinued operations                                   (10)       (3,325)          (45)       (3,831)
                                                                    -------       -------       -------       -------

    NET LOSS                                                        $  (586)      $(7,180)      $(2,777)      $(8,602)
                                                                    =======       =======       =======       =======

Loss per common share basic and diluted
  Loss before discontinued operations                               $ (0.04)      $ (0.60)      $ (0.22)      $ (0.75)
  Discontinued operations                                             (0.00)        (0.51)        (0.00)        (0.61)
                                                                    -------       -------       -------       -------
                                                                    $ (0.04)      $ (1.11)      $ (0.22)      $ (1.36)
                                                                    =======       =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In Thousands)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                         2000         1999
                                                                         ----         ----
Increase (Decrease) in Cash:
Cash flows from operating activities:
   Net loss                                                           $(2,777)      $(8,602)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                        71           109
      Equity in losses from affiliates                                     --             8
      Equity losses in investment in PBT Brands, Inc.                   2,527            --
      Provision for losses on discontinued operations                      --         1,870
      Write-off of goodwill                                                --         3,047
      Issuance of common stock for services                                --            78
      Accrued interest on put option                                        5            --
      Loss on disposal of assets                                           --            42
      Write-off of notes receivable                                        --           507
      Changes in assets and liabilities:
         Accounts receivable                                               58           (76)
         Inventories                                                       --          (212)
         Prepaid expenses and other assets                                 29            (7)
         Accounts payable                                                (174)          719
         Accrued liabilities                                             (149)           11
                                                                      -------       -------
             Net cash used in operating activities                       (410)       (2,506)
Cash flows from investing activities:
   Purchase of furniture and equipment                                     --           (78)
   Investment in future acquisitions                                       --        (5,393)
   Investment in subsidiaries                                              --        (1,194)
   Proceeds from partial sale of investment in PBT Brands, Inc.           750            --
   Proceeds from the disposition of equipment                              --             1
                                                                      -------       -------
             Net cash provided by (used in) investing activities          750        (6,664)
Cash flows from financing activities:
   Payments on long-term obligations                                       --          (222)
   Payments on capital leases                                              --           (51)
   Proceeds from issuance of preferred stock                               --         5,591
   Proceeds from notes payable                                             --         2,023
   Borrowings on line of credit, net                                       --           124
                                                                      -------       -------
             Net cash provided by financing activities                     --         7,465
                                                                      -------       -------

Net increase (decrease) in cash                                           340        (1,705)
Cash at beginning of period                                               161         1,829
                                                                      -------       -------
Cash at end of period                                                 $   501       $   124
                                                                      =======       =======

Cash paid during the period for interest                              $    --       $   127
                                                                      =======       =======
Non cash activities:
   Accrued liabilities added to investment in PBT Brands, Inc.        $   200       $    --
   Issuance of common stock with put option for accounts payable          197            --

   The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

         The unaudited consolidated condensed financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in Automotive Performance Group, Inc. and Subsidiaries'
(APG) audited consolidated financial statements and notes for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with APG's audited consolidated financial statements and notes thereto, and Form 10-KSB, for its fiscal year ended December 31, 1999. Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.


NOTE 2 - LOSS PER COMMON SHARE

         APG accounts for loss per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share. Loss per share is based on the average number of shares outstanding during each period and loss attributable to common stockholders. The weighted average number of common shares outstanding was 12,693,448 and 6,449,727 for the three months ended June 30, 2000 and 1999, respectively, and was 12,529,680 and 6,344,841 for the six months ended June 30, 2000 and 1999, respectively. The effect of common stock equivalents on the computation of loss per common share for the three months and for the six months ended June 30, 2000 and 1999 was anti-dilutive, and therefore, is not included in the computation of diluted loss per common share.


NOTE 3 - INVESTMENT IN PBT BRANDS, INC.

         APG accounts for its investment in PBT Brands, Inc. (PBT) under the equity method of accounting whereby APG's share of the earnings or losses of PBT are reflected in the Consolidated Condensed Statements of Operations. The amount by which APG's carrying value exceeds its share of the underlying net assets of PBT is amortized over an 8-year period. This amortization expense is included in Equity in losses of affiliate on the accompanying Consolidated Condensed Statements of Operations.

         On April 7, 2000, APG sold an amount equal to 4% of the outstanding equity of PBT for $750,000. In June 2000, $200,000 representing APG's share of additional expenses related to APG's initial acquisition of its equity in PBT was added to the carrying value of the PBT investment.

         APG's equity in PBT's losses totaled $1,543,000 and $3,588,000 for the three months and six months ended June 30, 2000, respectively. These amounts include $85,000 and $147,000, respectively, of amortization of APG's excess cost over underlying equity of PBT. The equity method of accounting dictates that APG stop recognizing its proportional share of PBT's losses when APG's net investment in

PBT has been reduced to zero. This condition was met in the second quarter of 2000, therefore APG recorded only the first $482,000 of its $1,543,000 share of PBT's losses ($2,527,000 of $3,588,000 for the six month period). Even though the remaining $1,061,000 does not appear on APG's financial statements, it may reduce APG's future income. The equity method of accounting allows APG to record its proportional share of PBT's future net income only after this $1,061,000, plus APG's unrecognized share of PBT's future losses, have been offset by an equal amount of APG's unrecognized share of PBT's future net income.


NOTE 4 - COMMON STOCK

         On April 13, 2000, APG granted 333,333 shares of its common stock to one of its vendors in payment for approximately $200,000 owed to that vendor for services rendered. As part of this arrangement to exchange APG's debt for equity, the vendor was granted a "put option," or the right to require APG to repurchase these shares. This put option may be exercised by the vendor during the month of January 2002 for $200,000 plus seven percent interest from August 1, 1999. APG is amortizing the $39,000 interest from April 2000 through January 2002. Due to this put option, the value of these shares, plus interest accrued through June 2000, is recorded on the balance sheet as temporary equity. These 333,333 shares are included in the total number of shares outstanding when computing APG's loss per share.


NOTE 5 - CONTINGENCIES

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

BUSINESS STRUCTURE

         APG's business at June 30, 2000 primarily consists of three elements:
PBT, Boyds and D'Artagnan (all described below).

         PBT Brands, Inc. (PBT) manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. Several members of APG's management and APG security holders are also members of PBT's management and PBT security holders. Since APG is a minority owner of PBT, it recognizes its proportional share of PBT's net income/loss as other income/loss each quarter. Accounting rules dictate that APG stop recognizing its proportional share of PBT's loss when APG's net investment in PBT has been reduced to zero. This condition was met in the second quarter of 2000 when APG's share of PBT losses exceeded APG's remaining investment in PBT by $1,061,000. APG will be able to record its proportional share of PBT's future net income only after this $1,061,000, plus APG's unrecognized share of any future PBT losses, have been offset by an equal amount of APG's unrecognized share of PBT's future net income. In spite of PBT's continuing net loss for financial statement reporting purposes, which primarily is due to PBT's accelerated amortization of intangibles, PBT continues to show positive earnings before income taxes, depreciation and amortization. APG feels that the application of these accounting rules, while appropriate for financial statement reporting purposes, does not reflect the true value of its investment in PBT. Even though this investment is no longer reflected on APG's balance sheets, APG's management believes that the true value of its investment in PBT has been appreciating since acquisition and will continue to increase in value throughout the foreseeable future.

         Boyds Wheels, Inc. (Boyds) designs, manufactures via contract with others, and sells specialty wheels to the automotive, truck, trailer, and recreational vehicle markets. Boyds has one employee who is responsible for designing and selling these specialty wheels to customers whom he solicits. This same employee also identifies and contracts with manufacturers to have the product produced to the customer's specifications. While in bankruptcy, a period of over one year, Boyds discontinued all of its operations and was out of the marketplace. Boyds is now in the process of attempting to re-establish its business. Boyds' rebuilding is hampered by the fact that in the highly competitive specialty wheel business there are numerous other manufacturers of competing products that have ongoing business relationships with the major wheel distributors and retailers. At the present, Boyds does not have any such ongoing relationships. Since APG acquired its 80% interest in Boyds, significant amounts of management time and financial resources have been required to protect various intangible assets of Boyds, including trademarks and business reputation. In addition, Boyds owns several trademarks and designs that it has licensed to others under various royalty agreements. These royalty agreements provide small amounts of ongoing revenue. One of the trademarks has been sold to raise cash for working capital needs. In April 2000, APG announced its intent to sell the wheel business of Boyds.

         D'Artagnan Associates, Inc. (D'Artagnan), a wholly-owned subsidiary of APG, owns technology and assets used in the manufacture of iron carbonyl and potential rights involving the use of signature control technology. D'Artagnan has developed unique management systems and a management team having particular relevance to the chemicals industry. Mr. Dean M. Willard, Chief Executive Officer and a director of both APG and PBT, is also the Chief Executive Officer and a director of D'Artagnan.

THE NEXT TWELVE MONTHS

         APG expects PBT to continue expanding its operations and reducing its quarterly losses during the next twelve months. Boyds continues to work toward re-establishing its business and making itself salable. D'Artagnan is expected to contribute net income during 2000. In addition, APG continues to seek additional acquisition and/or merger candidates that do not interfere with the business of PBT and that may benefit from synergies created by associating with APG. Continuing efforts will be required during 2000 to complete the divestiture efforts related to business elements that were discontinued in prior periods and to resolve various legal, securities, and related matters; these efforts are expected to decrease over time as the various matters are resolved.

         During 2000, APG had no direct employees other than the one person working for Boyds. Currently, APG's officers are working for the company for a salary of $1 per year. Required legal and accounting services are all outsourced. From time to time, directors and officers have been granted market-price options.

PARTIAL SALE OF INVESTMENT IN PBT

         On April 7, 2000, APG sold a portion of its investment in PBT to a number of PBT employees and PBT investors, some of whom are also officers and directors of APG. This sale generated $750,000 in cash for APG. The sale included both PBT common and preferred stock in essentially the same ratio and for essentially the same dollar amount as APG paid for those shares. APG's share of PBT's common stock was reduced to 18.1% from 22% as a result of this sale.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, APG has financed its business primarily through private placements of preferred stock and debt financing. Currently, APG has no significant internal sources of continuing liquidity. APG expects to continue funding its non-acquisition liquidity needs through cash generated by activities of its D'Artagnan subsidiary, from asset sales, and from the issuance of additional preferred stock, if needed. On April 7, 2000, APG raised $750,000 in cash by selling a portion of its investment in PBT as mentioned above. APG believes that the proceeds from this sale, when combined with expected revenues from D'Artagnan's activities, will provide APG with enough liquidity to supply its needs for ongoing operating capital during the next twelve months. APG also is continuing to negotiate with its creditors to settle the amounts outstanding by various methods including long-term payment plans and exchanging debt for equity. One such conversion of debt into equity occurred on April 13, 2000 when approximately $200,000 of accounts payable was exchanged for 333,333 shares of APG common stock as further described in Part II, Item 2 below.

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

         Balance Sheets - APG's assets at June 30, 2000 are comprised primarily of the unamortized excess of the total acquisition cost over the estimated fair value of assets acquired in the D'Artagnan acquisition (included in the caption "intangible assets") (75% of total assets) and cash (21% of total assets). APG's liabilities at June 30, 2000 are comprised primarily of accounts payable (primarily for legal and other professional fees related to APG's restructuring efforts) (26% of total liabilities and equity) and the liabilities related to discontinued subsidiaries (24% of total liabilities and equity). APG's equity at June 30, 2000 represents 33% of total liabilities and equity.

         The June 30, 2000 amounts have changed from those reported at December 31, 1999 primarily due to the $3.1 million decrease in the investment in PBT and the resulting $2.5 million increase in accumulated deficit as discussed in note 3 to the financial statements.

         Statements of Operations - The operations during the quarter ended June 30, 2000 reflect a net loss of $0.6 million, of which $0.5 million (82%) is a non-cash loss due to recording APG's share of PBT's net loss on the equity basis and amortization of excess costs. These losses are significantly less than the first quarter of 2000 primarily due to three factors: PBT's net loss for the quarter was much less than the prior quarter's loss; APG's equity in those losses was reduced to 18.1% from 22% on April 7; and $1.1 million of APG's equity share was not recognized because the carrying value of the investment in PBT was reduced to zero on APG's balance sheet.

         The operations during the second quarter of 2000 differ from the corresponding period of 1999 primarily due to the large costs related to discontinued operations that were recognized in 1999 and no longer apply in 2000. Other differences were:

                  - operating revenues and expenses related to the D'Artagnan subsidiary,

                  - the release and subsequent capitalization of the $150,000 accrual related to a legal settlement,

                  - reduced operating expenses due to the effects of APG's
                    restructuring program, and

                  - APG's portion of PBT's net loss.

                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS.

         APG is involved in certain claims arising in the course of its business. Several of those claims were described in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999. The following events have occurred during the second quarter of 2000.

         Triumph Partners III, L.P. (a Delaware limited liability partnership), Triumph III Advisors, L.P. (a Delaware limited liability partnership), and Triumph Advisors, Inc. (a Delaware corporation) filed suit against APG, Mr. Dean
M. Willard (Chairman and CEO of both APG and PBT), PBT Brands, Inc., and The Jordan Company, LLC (a Delaware limited liability company) in July 1999 (amended on August 18, 1999). This suit was filed in the Massachusetts Superior Court, County of Suffolk. Plaintiffs alleged that APG entered into an exclusive agreement with Triumph to provide financing in connection with the acquisition of Permatex and AC Tech. Because these acquisitions were consummated with other financing (obtained from co-defendant Jordan), plaintiffs sought $442,560.26 expense reimbursement, $120 million to $160 million lost profits, $2 million or more lost fee income, not less than $1.2 million as a break-up fee, treble damages, and reimbursement for legal fees and other expenses. APG had indemnified Mr. Willard from all claims in this matter. This case was settled by all parties, and the Stipulation of Dismissal was entered in the court records on April 3, 2000. As part of this settlement, APG has committed to paying $200,000.


ITEM 2. - CHANGES IN SECURITIES.

(a) Not applicable.

(b) Not applicable.

(c) Common Stock - On April 13, 2000 APG granted 333,333 shares of its common stock to one of its vendors in payment for approximately $200,000 owed to that vendor for services rendered. As part of this arrangement to exchange APG's debt for equity, the vendor was granted a "put option," or the right to require APG to repurchase these shares. This put option may be exercised by the vendor during the month of January 2002 for $200,000 plus seven percent interest from August 1, 1999. APG is amortizing the $39,000 interest from April 2000 through January 2002. In addition, the vendor granted to Mr. Dean M. Willard, Chairman and Chief Executive Officer of APG, a proxy to vote these shares subject to termination upon the occurrence of certain events. APG relied on the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering these shares.

(d) Not applicable.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. - OTHER INFORMATION.

         Effective June 1, 2000, APG's common stock was no longer traded on the OTC Bulletin Board. The OTC Bulletin Board indicated that it had delisted APG's stock because APG's filings with the U.S. Securities and Exchange Commission
(SEC) were not current. APG was unable to obtain all documents required to complete its Current Report on Form 8-K for August 1999, its Annual Report on Form 10-KSB for the year ended December 31, 1999, and its Quarterly Report on Form 10-QSB for the period ended March 31, 2000 on a timely basis. Some of those documents had to be prepared by other entities that APG did not control. The missing documents subsequently have been obtained and all delinquent reports have been filed with the SEC. APG is now in full compliance with all SEC filing requirements. In July, APG requested one of its former market makers to have APG's common stock relisted on the OTC Bulletin Board. During the time when APG's stock is not listed on the OTC Bulletin Board, public trading in APG's common stock is reported on the "pink sheets". The "pink sheets" are published daily by the National Quotation Bureau.

         Trading on the OTC Bulletin Board is characterized by low trading volumes and high volatility; trading on the "pink sheets" is characterized by even lower trading volumes and even higher volatility than on the OTC Bulletin Board as well as lower per share prices. While APG anticipates that its common stock will be relisted on the OTC Bulletin Board in the near future, APG can not be sure that a broader or more stable market will develop or that its per share market price will fully recover to its former levels, if at all. The investment community could show little or no interest in APG in the future. As a result, persons receiving APG's securities may have difficulty in reselling such securities should they desire to do so.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index of Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         APG did not file a Current Report on Form 8-K during the second quarter of 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AUTOMOTIVE PERFORMANCE GROUP, INC.


Date     August 15, 2000             By  /s/  DEAN M. WILLARD
      ----------------------             --------------------------------------
                                              Dean M. Willard
                                              Chairman of the Board and Chief
                                              Executive Officer

Date     August 15, 2000             By  /s/  GEORGE BARRAZA
      ----------------------             --------------------------------------
                                              George Barraza
                                              Chief Financial Officer

                                Index of Exhibits

27.1     Financial Data Schedule