Form 10QSB
period 2000-09-30
AUTOMOTIVE PERFORMANCE GROUP INC
filed 2000-11-14
CIK 1053736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 2000
                                        -----------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from        to



         Commission file number                 0-23705
                                ----------------------------------------------

                       Automotive Performance Group, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware                                                 86-0938742
     ------------------------------------------------------------           ----------------------------------
    (State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

              7341 Anaconda Avenue, Garden Grove, California 92841
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 373-2837
------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On October 31, 2000 the issuer had 12,577,404 outstanding shares of common stock, par value $0.0001.

         Transitional Small Business Disclosure Format (Check One):
                                                                Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS.

               Automotive Performance Group, Inc. and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                September 30,     December 31,
                                                                                    2000             1999
                                                                                 (unaudited)
                                                                                 -----------      ------------
CURRENT ASSETS
    Cash                                                                           $    187        $    161
    Accounts receivable, net                                                             16              65
    Prepaid expenses and other                                                           51              77
                                                                                   --------        --------
       Total current assets                                                             254             303

FURNITURE and EQUIPMENT, net                                                             41              54

OTHER ASSETS
    Investment in PBT Brands, Inc., net                                                  --           3,077
    Intangible assets, net                                                            1,729           1,823
                                                                                   --------        --------

                                                                                   $  2,024        $  5,257
                                                                                   ========        ========
CURRENT LIABILITIES
    Accounts payable                                                               $    571        $  1,013
    Net liabilities of discontinued specialty chemical subsidiary                       566             548
    Payable to related party                                                            200             150
                                                                                   --------        --------
       Total current liabilities                                                      1,337           1,711

COMMITMENTS AND CONTINGENCIES                                                            --              --

COMMON STOCK WITH PUT OPTION                                                            207              --

STOCKHOLDERS' EQUITY
    Preferred stock - authorized 13,000,000 shares, $0.0001 par value:
       Series A - authorized 5,650,000 shares; no shares outstanding                     --              --
       Series B - authorized 7,000,000 shares; 3,480,000 shares outstanding;
          liquidation preference $3,480                                                  --              --
    Common Stock - authorized 130,000,000 shares, $0.0001 par
       value, 12,577,404 and 12,404,071 shares outstanding, respectively                  1               1
    Additional contributed capital                                                   62,623          62,765
    Accumulated other comprehensive income                                               28              28
    Accumulated deficit                                                             (62,172)        (59,248)
                                                                                   --------        --------
                                                                                        480           3,546
                                                                                   --------        --------

                                                                                   $  2,024        $  5,257
                                                                                   ========        ========

   The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Unaudited) (In Thousands, Except Per Share Data)

                                                                        Three months ended               Nine months ended
                                                                            September 30,                   September 30,
                                                                       ------------------------        ------------------------
                                                                         2000            1999            2000            1999
                                                                       --------        --------        --------        --------

Revenues                                                               $     23        $     --        $     89        $     --

Expenses
    Direct expenses                                                          16              --              69              --
    Selling, general and administrative                                      26             (71)            113             435
    Salaries, payroll taxes and benefits                                     32             114              97             526
    Professional expenses                                                    88             310             188           1,135
    Depreciation and amortization                                            36               5             107              14
    Write-off of goodwill                                                    --              --              --           3,047
                                                                       --------        --------        --------        --------
                                                                            198             358             574           5,157
                                                                       --------        --------        --------        --------

       Operating loss                                                      (175)           (358)           (485)         (5,157)

Other income (expense)
    Equity in losses of affiliate                                            --          (1,926)         (2,527)         (1,926)
    Interest expense                                                         (5)           (341)            (10)           (364)
    Financing costs                                                          --          (9,902)             --          (9,902)
    Other income                                                             34              96             144             147
                                                                       --------        --------        --------        --------
                                                                             29         (12,073)         (2,393)        (12,045)
                                                                       --------        --------        --------        --------
       Loss from continuing operations before discontinued
          operations                                                       (146)        (12,431)         (2,878)        (17,202)

Discontinued operations
    Loss from operations of discontinued specialty chemical
       subsidiary                                                            (1)             --             (46)         (1,111)
    Loss from sale of discontinued specialty chemical subsidiary
       including operating losses during phase-out period                    --            (622)             --            (807)
    Loss from operations of discontinued automotive parts
       and accessories subsidiaries                                          --              --              --            (850)
    Loss from sale of discontinued automotive parts and
       accessories subsidiaries including operating losses
       during phase-out period                                               --             181              --          (1,504)
                                                                       --------        --------        --------        --------
       Loss from discontinued operations                                     (1)           (441)            (46)         (4,272)
                                                                       --------        --------        --------        --------

       NET LOSS                                                        $   (147)       $(12,872)       $ (2,924)       $(21,474)
                                                                       ========        ========        ========        ========

Loss per common share basic and diluted
    Loss before discontinued operations                                $  (0.01)       $  (1.16)       $  (0.23)       $  (2.20)
    Discontinued operations                                               (0.00)          (0.04)          (0.00)          (0.54)
                                                                       --------        --------        --------        --------
                                                                       $  (0.01)       $  (1.20)       $  (0.23)       $  (2.74)
                                                                       ========        ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

               Automotive Performance Group, Inc. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In Thousands)

                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                                2000            1999
                                                                                            --------        --------
Increase (Decrease) in Cash:
Cash flows from operating activities:
     Net loss                                                                               $ (2,924)       $(21,474)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                           107             157
         Equity in losses from affiliates                                                         --              20
         Equity losses (earnings) in investment in PBT Brands, Inc.                            2,527            (141)
         Provision for losses on discontinued operations                                          --           1,159
         Write-off of goodwill                                                                    --           3,047
         Issuance of common stock for services                                                    --             251
         Issuance of warrants for financing costs                                                 --           9,902
         Issuance of warrants for acquisition costs                                               --             975
         Issuance of stock options for acquisition costs                                          --             824
         Loss on sale of assets of subsidiary                                                     --             409
         Loss on disposal of assets                                                               --              43
         Write-off of notes receivable                                                            --             600
         Accrued interest on put option                                                           10              --
         Changes in assets and liabilities:
              Accounts receivable                                                                 49            (261)
              Inventories                                                                         --              15
              Prepaid expenses and other assets                                                   26             203
              Accounts payable                                                                  (227)            267
              Accrued liabilities                                                                 --             125
              Payable to related party                                                          (150)             --
                                                                                            --------        --------
                  Net cash used in operating activities                                         (582)         (3,879)
Cash flows from investing activities:
     Purchase of equipment                                                                        --             (80)
     Proceeds from the disposition of equipment                                                   --              11
     Investment in subsidiaries                                                                   --          (1,194)
     Proceeds from sale of assets of subsidiary                                                   --             461
     Investment in PBT Brands, Inc.                                                               --          (4,350)
     Proceeds from partial sale of investment in PBT Brands, Inc.                                750              --
                                                                                            --------        --------
                  Net cash provided by (used in) investing activities                            750          (5,152)
Cash flows from financing activities:
     Payments on long-term obligations                                                            --            (265)
     Payments on capital leases                                                                   --             (61)
     Proceeds from issuance of preferred stock                                                    --           5,591
     Proceeds from notes payable                                                                  --           2,023
     Borrowings on line of credit, net                                                            --             124
     Repurchase of APG common stock                                                             (142)             --
                                                                                            --------        --------
                  Net cash provided by (used in) financing activities                           (142)          7,412
                                                                                            --------        --------
Net increase (decrease) in cash                                                                   26          (1,619)
Cash at beginning of period                                                                      161           1,829
                                                                                            --------        --------
Cash at end of period                                                                       $    187        $    210
                                                                                            ========        ========
Cash paid during the period for interest                                                    $     --        $    176
                                                                                            ========        ========
Non cash activities:
     Payable to related party added to investment in PBT Brands, Inc.                       $    200             $--
     Issuance of common stock with put option for accounts payable                               197              --


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


NOTE 2 - LOSS PER COMMON SHARE

         APG accounts for loss per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established standards for computing and presenting earnings and losses per share. Loss per share is based on the average number of common shares outstanding during each period and loss attributable to common stockholders. The weighted average number of common shares outstanding was 12,732,187 and 10,741,864 for the three months ended September 30, 2000 and 1999, respectively, and was 12,612,043 and 7,828,763 for the nine months ended September 30, 2000 and 1999, respectively. The effect of common stock equivalents on the computation of loss per common share for the three months and for the nine months ended September 30, 2000 and 1999 was anti-dilutive, and therefore, is not included in the computation of diluted loss per common share.


NOTE 3 - INVESTMENT IN PBT BRANDS, INC.

         APG accounts for its investment in PBT Brands, Inc. (PBT) under the equity method of accounting whereby APG's share of the earnings or losses of PBT are reflected in the Consolidated Condensed Statements of Operations. The amount by which APG's carrying value exceeds its share of the underlying net assets of PBT was being amortized over an 8-year period. This amortization expense is included in equity in losses of affiliate on the accompanying Consolidated Condensed Statements of Operations. Due to the size of APG's equity in PBT's losses, all of the remaining unamortized carrying value was written off in June 2000 as part of the $482,000 discussed below.

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

         APG's equity in PBT's losses totaled $1,543,000 and $3,588,000 for the three months and six months ended June 30, 2000, respectively. These amounts include $85,000 and $147,000, respectively, of amortization of APG's excess cost over underlying equity of PBT. The equity method of accounting dictates that APG stop recognizing its proportional share of PBT's losses when APG's net investment in PBT has been reduced to zero. This condition was met in the second quarter of 2000, therefore APG recorded only the first $482,000 of its $1,543,000 share of PBT's losses ($2,527,000 of $3,588,000 for the six month period). Even though the remaining $1,061,000 does not appear on APG's financial statements, it may reduce APG's future income. In addition, APG's equity in PBT's losses for the third quarter of 2000 was $1,296,000 which does not appear on APG's financial statements for the same reason. The equity method of accounting allows APG to record its proportional share of PBT's future net income only after this combined total of $2,357,000, plus APG's unrecognized share of PBT's future losses, have been offset by an equal amount of APG's unrecognized share of PBT's future net income.


NOTE 4 - COMMON STOCK

         On April 13, 2000, APG granted 333,333 shares of its common stock to one of its vendors as payment for approximately $200,000 owed to that vendor for services rendered. As part of this arrangement to exchange APG's debt for equity, the vendor was granted a "put option," or the right to require APG to repurchase these shares. This put option may be exercised by the vendor during the month of January 2002 for $200,000 plus seven percent interest from August 1, 1999. APG is amortizing the $39,000 interest from April 2000 through January 2002. Due to this put option, the value of these shares, plus interest accrued through September 2000, is recorded on the balance sheet as temporary equity. These 333,333 shares are included in the total number of shares outstanding when computing APG's loss per share.

         On September 28, 2000, APG reacquired 160,000 shares of its common stock for a cash payment of $142,000. This transaction was part of a multi-party negotiated settlement between APG and other parties. These shares were retired and are available for future issuance.


NOTE 5 - CONTINGENCIES

         APG is involved in certain claims arising in the course of business. While it is too early to provide an evaluation of these claims at this time, it is possible that, due to the size of the claims asserted against APG, these matters, either individually or taken together, may have a material effect on APG's financial position and results of operations. In addition, APG is aware of several other matters that, while not presently a matter of litigation or arbitration, may develop into litigation or arbitration in the future. Some of these matters, either individually or taken together, may have a material effect on APG's financial position and results of operations. It is too early to estimate any possible loss resulting from these matters.


NOTE 6 - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in

Financial Statements, (SAB 101), which outlines four basic criteria that must be met before registrants can record revenue: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered;
(c) the seller's price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured. The SEC staff originally deferred the implementation date of SAB 101 (through SAB 101A and SAB 101B) until no later than the fourth quarter of fiscal years beginning after December 15, 1999. APG believes the adoption of SAB 101 will have no significant impact on APG's financial statements.


NOTE 7 - SUBSEQUENT EVENT

         On October 6, 2000, an agreement between APG and one of its vendors was executed wherein APG will pay a total of $160,000 in three installments over nine months. The vendor has agreed to accept these installments in full satisfaction of all amounts owed to it by APG and APG's affiliates. As a result of this agreement, APG recognized a reduction of its accounts payable of $154,000 as of October 6, 2000.

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

         It is assumed that the reader of this Form 10-QSB has read and is familiar with the materials presented in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, the following material should be read with the rest of this Form 10-QSB in mind, especially the financial statements appearing in Part I, Item 1.

BUSINESS STRUCTURE

         APG's business at September 30, 2000 primarily consists of three elements: PBT, Boyds and D'Artagnan (all described below).

         APG owns 18.1% of the outstanding common stock of PBT Brands, Inc.
(PBT). PBT manufactures, distributes and markets premium functional chemical products to the automotive maintenance and repair markets under the Permatex, Right Stuff, Fast Orange and other brand names. In addition, PBT owns Advanced Chemistry and Technology which manufactures sealant and adhesives for use in the aerospace industry, and No Touch North America which manufactures a line of car care products. Several members of APG's management and APG security holders are also members of PBT's management and PBT security holders. Since APG is a minority owner of PBT, it recognizes its proportional share of PBT's net income/loss as other income/loss each quarter. Accounting rules dictate that APG stop recognizing its proportional share of PBT's loss when APG's net investment in PBT has been reduced to zero. This condition was met in the second quarter of 2000 when APG's share of PBT losses exceeded APG's remaining investment in PBT by $1,061,000. APG will be able to record its proportional share of PBT's future net income only after this $1,061,000, plus APG's $1,296,000 unrecognized share of PBT's losses for the third quarter of 2000 (total of $2,357,000), plus APG's unrecognized share of any future PBT losses, have been offset by an equal amount of APG's unrecognized share of PBT's future net income. In spite of PBT's continuing net loss for financial statement reporting purposes, which primarily is due to PBT's accelerated amortization of intangibles, PBT continues to show positive earnings before income taxes, depreciation and amortization. APG feels that the application of these accounting rules, while appropriate for financial statement reporting purposes, does not reflect the true value of its investment in PBT. Even though APG's investment in PBT is no longer reflected on APG's balance sheets, APG believes that the true value of its investment in PBT has been appreciating since acquisition and will continue to increase in value throughout the foreseeable future.

         APG owns 80% of the outstanding stock of Boyds Wheels, Inc. (Boyds). Boyds designs, manufactures via contract with others, and sells specialty wheels to the automotive, truck, trailer, and recreational vehicle markets. Boyds has one employee who is responsible for designing and selling these specialty wheels to customers whom he solicits. This same employee also identifies and contracts with manufacturers to have the product produced to the customer's specifications. While in bankruptcy, a period of over one year, Boyds discontinued all of its operations and was out of the marketplace. Boyds is now in the process of attempting to re-establish its business. Boyds' rebuilding is hampered by the fact that in the highly competitive specialty wheel business there are numerous other manufacturers of competing products that have ongoing business relationships with the major wheel distributors and retailers. At the present, Boyds does not have any such ongoing relationships. Since APG acquired its 80% interest in Boyds, significant amounts of management time and financial resources have been required to protect various intangible assets of Boyds, including trademarks and business reputation. In addition, Boyds owns several trademarks and designs that it has licensed to others under various royalty agreements. These royalty agreements provide small amounts of ongoing revenue. One of the trademarks has been sold to raise cash for working capital needs. In April 2000, APG announced its intent to cause Boyds to sell its wheel business. No assurances can be given that Boyds will be able to complete this sale. Until the sale of Boyds is consummated, Boyds continues to operate and is reported in the operating section of APG's consolidated financial statements.

         D'Artagnan Associates, Inc. (D'Artagnan), a wholly-owned subsidiary of APG, owns technology and assets used in the manufacture of iron carbonyl and potential rights involving the use of signature control technology. D'Artagnan has developed unique management systems and a management team having particular relevance to the chemicals industry. D'Artagnan has had minimal revenues during 2000. Mr. Dean M. Willard, Chief Executive Officer and a director of both APG and PBT, is also the Chief Executive Officer and a director of D'Artagnan.

THE NEXT TWELVE MONTHS

         APG expects PBT to continue expanding its operations and reducing its quarterly losses during the next twelve months. Boyds continues to work toward re-establishing its business and making itself salable. In addition, APG continues to seek additional acquisition and/or merger candidates that do not interfere with the business of PBT and that may benefit from synergies created by associating with APG. During the process of seeking, evaluating, and negotiating with these candidates, APG will incur fees from various outside consultants and other professionals. These fees may be material in future quarters. Even though continuing efforts will be required during 2000 and 2001 to complete the divestiture efforts related to Boyds and to business elements that were discontinued in prior periods and to resolve various legal and other matters, these efforts have decreased significantly and are expected to decrease further as the various matters are resolved.

         During 2000, APG had no direct employees other than the one person working for Boyds. Required legal, accounting, and other professional services are all outsourced. All APG officers are paid a salary of $1 per year. Continuity and availability of competent officers has been maintained by arrangement with PBT. APG's officers are now employed by PBT and/or a subsidiary of PBT and are allowed sufficient time as needed to manage APG's business matters. From time to time, APG's directors and officers have been granted market-price options for APG common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         Historically, APG has financed its business primarily through private placements of preferred stock and debt financing. Currently, APG has no significant internal sources of continuing liquidity. APG expects to continue funding its non-acquisition liquidity needs from cash on hand, from asset sales, and from the issuance of additional debt and/or preferred stock, if needed. On April 7, 2000, APG raised $750,000 in cash by selling a portion of its investment in PBT as mentioned above. APG believes that cash on hand plus the sale of certain assets, borrowings from related parties, borrowings from outside parties, and/or the issuance of additional preferred stock, will provide APG with enough liquidity to supply its needs for ongoing operating capital during the next twelve months. APG also is continuing to negotiate with its creditors to settle the amounts outstanding by various methods including long-term payment plans and exchanging debt for equity. One such conversion of debt into equity occurred on April 13, 2000 when approximately $200,000 of accounts payable was exchanged for 333,333 shares of APG common stock as further described in Part II, Item 2 below. Another negotiation was concluded on October 6, 2000 when a vendor agreed to accept $160,000 over a nine month period in full satisfaction of $314,000 owed as further described in Part II, Item 1 below.

         Acquisitions will be funded through the issuance of additional debt and/or equity.

CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the restructuring which occurred in 1999 and 1998, which was explained in detail in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999, virtually all of APG's business activities that were extant at the beginning of 1999 no longer exist as continuing operations. In addition, virtually all of APG's business activities that will continue on a going-forward basis are new to APG since the beginning of 1999. Because of this restructuring, management cautions the reader that direct comparisons between current and historical analyses and financial statements may not be meaningful, and may be misleading. In particular, notes B, E, and L to the December 31, 1999 financial statements provide details regarding these divestitures and acquisitions.

         Balance Sheets - APG's assets at September 30, 2000 are comprised primarily of the unamortized excess of the total acquisition cost over the estimated fair value of assets acquired in the D'Artagnan acquisition (included in the caption "intangible assets") (85% of total assets) and cash (9% of total assets). APG's liabilities at September 30, 2000 are comprised primarily of accounts payable (primarily for legal and other professional fees related to APG's restructuring efforts) (28% of total liabilities and equity) and the liabilities related to a discontinued subsidiary (28% of total liabilities and equity). APG's combined temporary and permanent equity at September 30, 2000 represents 34% of total liabilities and equity.

         The September 30, 2000 amounts have changed from those reported at December 31, 1999 primarily due to the $3.1 million decrease in the investment in PBT and the resulting $2.5 million increase in accumulated deficit as discussed in note 3 to the financial statements. This $3.1 million decrease is comprised of three elements: $2,527,000 as APG's share of PBT losses recognized on APG's financial statements in the first two quarters of 2000, the April 2000 sale of 3.9% ownership of PBT for $750,000 cash, and the June 2000 recognition of $200,000 of additional acquisition costs.

         Statements of Operations - The operations during the quarter ended September 30, 2000 reflect a net loss of $0.1 million, 60% of which was incurred for legal and accounting services. As explained in note 3 to the financial statements and elsewhere in this Form 10-QSB, APG's loss for the third quarter of

2000 is significantly less than the losses in earlier quarters because APG is no longer recognizing any portion of PBT's operating losses. APG's recognition of PBT's losses comprised the majority (91%) of APG's loss in previous quarters of 2000.

         The operations during the third quarter of 2000 differ from the corresponding period of 1999 primarily due to the large costs incurred for the issuance of warrants and options related to (i) the acquisition and conversion of certain financing, and (ii) the acquisition of APG's investment in PBT. These expenses were a one-time non-cash item that comprised $11.7 million (91%) of the third quarter 1999 loss of $12.9 million. Again, the reader is cautioned not to infer comparability between previous periods and current periods due to APG's restructuring as mentioned in the opening paragraph of this Consolidated Financial Statements section.

                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS.

         APG is involved in certain claims arising in the course of its business. Several of those claims were described in APG's Annual Report on Form 10-KSB for the year ended December 31, 1999. The following events have occurred since the Form 10-QSB for the quarter ended June 30, 2000 was filed.

         Boyd L. Coddington has filed suit against Boyds Wheels, Inc. (APG owns 80% of Boyds Wheels, Inc.) and several other parties including an employee and an officer of APG. This suit was filed in the Superior Court of the State of California in and for the County of Orange on June 5, 2000. The plaintiff alleged that he personally fabricated a unique billet guitar and that the defendants have possession of that guitar. The plaintiff seeks return of the guitar or $500,000, additional damages of $50,000, exemplary and punitive damages, interest, fees, and costs.

         FUSA, Ltd. (an Ohio limited liability company named Formula USA, Ltd.) has filed suit against APG. This suit was filed in the Court of Common Pleas, Cuyahoga County, Ohio Civil Division on August 21, 2000. This suit is essentially an amended and refiled version of the suit brought by FUSA against International Motor Sports Group, Inc. (IMSG). The FUSA/IMSG suit was discussed in APG's Form 10-KSB for December 31, 1999 and Form 10-QSB for March 31, 2000. IMSG (a wholly owned subsidiary of APG) was dismissed from the FUSA/IMSG suit on February 10, 2000. In both suits, FUSA alleged that it contracted with IMSG to hold two events at a venue controlled by IMSG, and that IMSG sold its interest in that venue to Road Atlanta prior to the events being held. FUSA further alleged that Road Atlanta ratified the FUSA/IMSG contract but then refused to allow FUSA to conduct the events. In the new FUSA/APG suit, FUSA has sued APG as a successor in interest and is seeking no less than $450,000 in compensatory damages, plus interest and costs. The old FUSA/IMSA suit and the new FUSA/APG suit are based on the same underlying set of facts but differ in the court where filed, the name of the defendant, and the amount of relief sought.

         McKenna & Cuneo, L.L.P. (a California Limited Liability Partnership) has filed suit against APG. This suit was filed in the Superior Court of the State of California for the County of Los Angeles on September 8, 2000. McKenna alleged that it provided legal services and incurred expenses on behalf of Boyds Wheels, Inc. (which is now 80% owned by APG) and APG, and that charges in the amount of $234,076 remained unpaid. McKenna seeks $234,076 plus interest, punitive damages, and costs.

         EMAP Petersen, Inc. (a Delaware corporation formerly known as Petersen Publishing, Inc.) has filed suit against APG, Royal Purple Motor Oil, Inc. (a wholly-owned subsidiary of APG), and certain of their current and former officers and employees. This suit was filed in the California Superior Court, County of Los Angeles, Central Division and amended on February 4, 2000 and again on May 16, 2000. As discussed in APG's Form 10-KSB for the fiscal year ended December 31, 1999, Petersen alleged that it provided advertising and event sponsorships to APG and its affiliates, as authorized by its officers, and that charges in the amount of $290,000 remained unpaid for those services. The plaintiff sought $290,000 plus interest, fees and costs. APG had indemnified its officers and employees from all claims in this matter. On October 6, 2000, a Settlement Agreement and Mutual General Release was executed by the plaintiff and APG wherein APG will pay a total of $160,000 in three installments over nine months. The plaintiff has agreed to accept these installments in full satisfaction of all amounts owed to it by APG and APG's officers, employees and other affiliated parties. As a result of this Settlement

Agreement and Mutual General Release, APG recognized a reduction of its accounts payable of $154,000 as of October 6, 2000.


ITEM 2. - CHANGES IN SECURITIES.

(a)      Not applicable.

(b)      Not applicable.

(c) Common Stock - On April 13, 2000 APG issued 333,333 shares of its common stock to one of its vendors in payment for approximately $200,000 owed to that vendor for services rendered. As part of this arrangement to exchange APG's debt for equity, the vendor was granted a "put option," or the right to require APG to repurchase these shares. This put option may be exercised by the vendor during the month of January 2002 for $200,000 plus seven percent interest from August 1, 1999. APG is amortizing the $39,000 interest from April 2000 through January 2002. In addition, the vendor granted to Mr. Dean M. Willard, Chairman and Chief Executive Officer of APG, a proxy to vote these shares subject to termination upon the occurrence of certain events. APG relied on the exemptions provided by Section 4 of the Securities Act and Regulation D promulgated thereunder in not registering the offer and sale of these shares under the Securities Act.

         See Item 5 below for a discussion of APG's acquisition of 160,000 shares of its common stock.

(d)      Not applicable.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5. - OTHER INFORMATION.

LISTING OF APG STOCK ON PUBLIC STOCK EXCHANGES

         Effective June 1, 2000, APG's common stock was no longer traded on the OTC Bulletin Board. The OTC Bulletin Board indicated that it had delisted APG's stock because APG's filings with the U. S. Securities and Exchange Commission
(SEC) were not current. APG had been unable to obtain all documents required to complete its Current Report on Form 8-K for August 1999, its Annual Report on Form 10-KSB for the year ended December 31, 1999, and its Quarterly Report on Form 10-QSB for the period ended March 31, 2000 on a timely basis. Some of those documents had to be prepared by other entities that APG did not control. The missing documents subsequently were obtained and all delinquent reports have been filed with the SEC. APG is now in full compliance with all SEC filing requirements. In July, APG opened discussions with certain of its former market makers to have APG's common stock relisted on the OTC Bulletin Board. During the time when APG's stock is not listed on the OTC Bulletin Board, public trading in APG's common stock is reported on the "pink sheets." The "pink sheets" are published daily by the National Quotation Bureau.

         Trading on the OTC Bulletin Board is characterized by low trading volumes and high volatility, whereas trading on the "pink sheets" is characterized by even lower trading volumes and even higher volatility than on the OTC Bulletin Board as well as lower per-share prices. In addition, the OTC Bulletin Board makes data on trades of its listed stocks readily available to the public, whereas the National Quotation Bureau provides data on trades of stocks listed on the "pink sheets" only to persons who pay for that service. While APG anticipates that its common stock will be relisted on the OTC Bulletin Board in the near future, APG cannot be sure that a broader or more stable market will develop or that its per-share market price will fully recover to its former levels, if at all. The investment community could show little or no interest in APG in the future. As a result, persons receiving APG's securities may have difficulty in reselling such securities should they desire to do so.

APG'S REACQUISITION OF ITS COMMON STOCK

         On September 28, 2000, APG reacquired 160,000 shares of its common stock for a cash payment of $142,000. This reacquisition was part of a multi-party negotiated settlement between APG and other parties. These shares were retired.

CHANGE OF SUBSIDIARY'S NAME

         Zeropaper.com, Inc., a Delaware corporation wholly-owned by APG, changed its corporate name to APG Holdings, Inc.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Index of Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         APG did not file a Current Report on Form 8-K during the third quarter of 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AUTOMOTIVE PERFORMANCE GROUP, INC.
                              -------------------------------------------------
                                           (Registrant)


Date  November 8, 2000        By  /s/  DEAN M. WILLARD
     ------------------           ---------------------------------------------
                                  Dean M. Willard
                                  Chairman of the Board and Chief
                                  Executive Officer


Date  November 8, 2000        By  /s/  GEORGE BARRAZA
     ------------------           ---------------------------------------------
                                  George Barraza
                                  Chief Financial Officer

                                Index of Exhibits


27.1     Financial Data Schedule